Form 10-Q
period 2022-03-31
RCF Acquisition Corp.
filed 2022-04-25
CIK 1870143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from            to

Commission file number: 001-41039

RCF ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 Wewatta Street Suite 850 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	RCFA.U	The New York Stock Exchange

Class A ordinary shares, 0.0001 par value	RCFA	The New York Stock Exchange

Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	RCFA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 25, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RCF ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RCF Acquisition Corp.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31	December 31
	2022	2021

ASSETS
Current assets
Cash	$582,775	$700,293
Prepaid expenses	805,451	991,569

Total current assets	1,388,226	1,691,862

Investment Held in Trust Account	234,621,754	234,602,251

Total Assets	$236,009,980	$236,294,113

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$206,119	$132,074

Total current liabilities	206,119	132,074

Non-current liabilities
Deferred underwriting commission	8,050,000	8,050,000
Warrant liability	8,352,000	13,920,000

Total non-current liabilities	16,402,000	21,970,000

Total Liabilities	16,608,119	22,102,074

Commitments and Contingencies (Note 8)
Redeemable Class A Ordinary shares
Redeemable Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,000,000 shares issued and outstanding subject to possible redemption, at redemption value at March 31, 2022 and December 31, 2021	234,600,000	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(15,198,714)	(20,408,536)

Total Shareholders’ Deficit	(15,198,139)	(20,407,961)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$236,009,980	$236,294,113

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2022

EXPENSES
General and administrative expenses	$377,681

Loss from operations	(377,681)

OTHER INCOME
Change in fair value of warrant liability	5,568,000
Interest earned in Trust Account	19,503
Total other income	5,587,503

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$5,209,822

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING OF CLASS B ORDINARY SHARES, BASIC AND DILUTED	5,750,000
BASIC AND DILUTED NET INCOME PER SHARE, CLASS B ORDINARY SHARES	$0.18

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

			Shareholders’ Equity
	Redeemable Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Net income	—	—	—	—	—	5,209,822	5,209,822
Balance, March 31, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(15,198,714)	$(15,198,139)

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,209,822
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(5,568,000)
Interest earned in Trust Account	(19,503)
Changes in operating assets and liabilities:
Prepaid expenses	186,118
Accrued expenses	74,045
Net cash flows used in operating activities	(117,518)

NET CHANGE IN CASH	(117,518)
CASH, BEGINNING OF PERIOD	700,293
CASH, END OF PERIOD	$582,775

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

All activity for the period from June 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Public Offering”) and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination within 18 months from the closing of the Public Offering, subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination within 18 months from the closing of the Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. Of the proceeds held outside the Trust Account, $296,235 was used to repay a loan from the Company’s Sponsor and the remainder may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve a Business Combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against a Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was $10.20 per public share on the Closing Date. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any Deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding of Class A ordinary shareholders vote in favor of a Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the Deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the balance sheets, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investment Held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in the interest earned in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are charged against the carrying value of Class A ordinary share or the statement of operations based on the relative value of the Class A ordinary share and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Public Offering. Accordingly, as of the Closing Date, offering costs in the aggregate of $13,267,977 were recognized, $671,494 of which was allocated to the Warrants, as described below, and were immediately expensed, and $12,596,483 was allocated to redeemable Class A ordinary share, reducing the carrying amount of such shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Derivative Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Redeemable Shares

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s second amended and restated memorandum and articles of association. In accordance with SEC staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of March 31, 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022. The unrecognized compensation expense related to the Class B ordinary shares at March 31, 2022 was $2,612,244 and will be recorded when a performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Income Per Ordinary Share

The Company’s unaudited condensed statement of operations includes a presentation of income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three months ended March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the three months ended March 31, 2022.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

For the Three Months Ended March 31, 2022
Redeemable Class A Ordinary Share
Numerator: Net income allocable to Redeemable Class A Ordinary Share subject to possible redemption
Net income allocable to ordinary shareholders	$5,209,822
Less: Net income allocable to Class B Ordinary Shares	(1,041,964)
Net income allocable to Redeemable Class A Ordinary Shares subject to possible redemption	$4,167,857

Denominator: Weighted Average of Shares Outstanding of Class A Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	23,000,000
Basic and Diluted net income per share	$0.18

Class B Ordinary Share
Numerator: Net income allocable to Class B Ordinary Share	1,041,964

Denominator: Weighted Average of Shares Outstanding of Class B Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000
Basic and Diluted net income per share	$0.18

Note 3—Public Offering

In its Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each unit consists of one share of Class A ordinary shares and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $4,600,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Public Offering, or $8,050,000, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability on the balance sheets.

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

As of the Closing Date, the Initial Shareholders held 5,750,000 Founder Shares.

The Founder Shares are identical to the Class A ordinary shares sold in the Public Offering except that:

●	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

●	the Founder Shares are entitled to registration rights;

●	only holders of Class B ordinary shares will have the right to vote in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares);

●	the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of the Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of the Offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the founder shares are automatically convertible into Class A ordinary shares at the time of the consummation of a Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated memorandum and articles of association.

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

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavour to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of March 31, 2022, the Company had incurred $47,000. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 5,750,000 shares of Class B ordinary share issued and outstanding.

Note 6—Warrant Liability

As of March 31, 2022 and December 31, 2021, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statement of operations.

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

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part.

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities – Warrants - Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Company Class A ordinary shares except as otherwise described in “Description of Securities – Warrants - Public Shareholders’ Warrants”; in the Public Offering prospectus; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities – Warrants - Public Shareholders’ Warrants - Anti-dilution Adjustments” in the Public Offering prospectus) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

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

Note 7—Fair Value Measurements

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $234,621,754 and $234,602,251, respectively, in money market funds which are invested in U.S Treasury Securities.

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$234,621,754	$—	$—	$234,621,754
Total	$234,621,754	$—	$—	$234,621,754

Liabilities:
Public Warrants	$4,140,000	$—	$—	$4,140,000
Private Placement Warrants		4,212,000	—	4,212,000

Total	$4,140,000	$4,212,000	$—	$8,352,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$234,602,251	$—	$—	$234,602,251
Total	$234,602,251	$—	$—	$234,602,251

Liabilities:
Public Warrants	$—	$—	$6,900,000	$6,900,000
Private Placement Warrants	—	—	7,020,000	7,020,000

Total	$—	$—	$13,920,000	$13,920,000

Transfer to/from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three months ended March 31, 2022 when the Public Warrants were separately listed and traded.

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 was Black-Scholes model and Monte-Carlo Simulation.

Key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows:

December 31,
2021
Implied volatility	8.90%
Risk-free interest rate	1.37%
Instrument exercise price for one share of Class A ordinary share	$11.5
Expected term	6.36 years

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

The change in the fair value of the warrant liabilities for the period from December 31, 2021 through March 31, 2022, is summarized as follows:

Warrant Liabilities at December 31, 2021	$13,920,000
Change in fair value of Warrant Liabilities(1)	(5,568,000)
Transfer of Public and Private Warrants out of Level 3	(8,352,000)
Warrant Liabilities at March 31, 2022 – Level 3	$—

(1) Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the condensed statement of operations.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9—Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these unaudited condensed financial statements, except on the item noted below, no subsequent events which required adjustment or disclosure.

On April 1, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. There was no outstanding balance as of the date of issuance of these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RCF Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RCF VII Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying condensed unaudited financial statements, as of March 31, 2022, we had $582,775 held outside the Trust Account that is available to us to fund our working capital requirements and $234,621,754 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Results of Operations

For the three months ended March 31, 2022, we had a net income of $5,209,822, and a loss from operations of $377,681, which was comprised of general and administrative expenses, and non-operating income of $5,587,503, which was comprised of a change in fair value of warrant liability of $5,568,000 and interest earned in the Trust Account of $19,503. Our only activities from inception to March 31, 2022, have been organizational activities, preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through March 31, 2022, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Of the $241,700,000 total proceeds from the Public Offering and Private Placement, $234,600,000 was placed in our U.S.-based Trust Account, established for the benefit of our public shareholders. Prior to the closing of our Public Offering, the Sponsor had made $296,235 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Public Offering. The loans of $296,235 were fully repaid upon the consummation of our Public Offering on November 15, 2021.

As of March 31, 2022, we have available to us $582,775 of cash on our balance sheet and working capital of $1,182,107. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of March 31, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing.

As of March 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Related Loans

On April 1, 2022, the Company issued the Sponsor Convertible Note to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

Commitments and Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of March 31, 2022, the Company has incurred $47,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three months ended March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the three months ended March 31, 2022.

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

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three months ended March 31, 2022 when the Public Warrants were separately listed and traded.

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

Redeemable Shares

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s second amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of March 31, 2022.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.

We elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterely Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on February 11, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2021, we consummated our initial public offering of 23,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Citigroup Global Markets Inc. and Barclays Capital Inc. acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-260462). The SEC declared the registration statement effective on November 9, 2022.

Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds, before expenses, of $11,700,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the public warrants, except that so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company (except in certain circumstances as described further below), (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCF ACQUISITION CORP.

Date: April 25, 2022		/s/ Sunny S. Shah
	Name:	Sunny S. Shah
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 25, 2022		/s/ Thomas M. Boehlert
	Name:	Thomas M. Boehlert
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)