Form 10-Q
period 2022-06-30
RCF Acquisition Corp.
filed 2022-08-01
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RCF Acquisition Corp.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30	December 31
	2022	2021

ASSETS

Current assets
Cash	$197,350	$700,293
Prepaid expenses	662,102	991,569

Total current assets	859,452	1,691,862

Investment Held in Trust Account	234,954,954	234,602,251

Total Assets	$235,814,406	$236,294,113

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$234,875	$132,074

Total current liabilities	234,875	132,074

Non-current liabilities
Deferred underwriting commission	8,050,000	8,050,000
Warrant liability	6,728,000	13,920,000

Total non-current liabilities	14,778,000	21,970,000

Total Liabilities	15,012,875	22,102,074

Commitments and Contingencies (Note 8)
Redeemable Class A Ordinary shares
Redeemable Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,000,000 shares issued and outstanding subject to possible redemption, at redemption value	234,600,000	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,799,044)	(20,408,536)

Total Shareholders’ Deficit	(13,798,469)	(20,407,961)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$235,814,406	$236,294,113

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period June 9, 2021 (inception) through June 30, 2021
EXPENSES
General and administrative expenses	$557,530	$935,211	$7,000

Loss from operations	(557,530)	(935,211)	(7,000)

OTHER INCOME
Change in fair value of warrant liability	1,624,000	7,192,000	—
Interest earned in Trust Account	333,200	352,703	—
Total other income	1,957,200	7,544,703	—

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$1,399,670	$6,609,492	$(7,000)

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	23,000,000	23,000,000	—
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.05	$0.23	$—
WEIGHTED AVERAGE SHARES OUTSTANDING OF CLASS B ORDINARY SHARES, BASIC AND DILUTED(1)	5,750,000	5,750,000	5,000,000
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE, CLASS B ORDINARY SHARES	$0.05	$0.23	$(0.00)

(1)	The number for the period June 9, 2021 (inception) through June 30, 2021 excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022

			Shareholders’ Equity
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$20,407,961
Net income	—	—	—	—	—	5,209,822	(5,209,822)
Balance, March 31, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(15,198,714)	$15,198,139
Net income	—	—	—	—	—	1,399,670	(1,399,670)
Balance, June 30, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(13,799,044)	$13,798,469

For the period June 9, 2021 (inception) through June 30, 2021

			Shareholders’ Equity
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholder’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, June 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,000)	(7,000)
Balance, June 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,000)	$18,000

(1)	This number includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the period June 9, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,609,492	$(7,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(7,192,000)	—
Interest earned in Trust Account	(352,703)	—
General and administrative expenses paid by affiliate	—	7,000
Changes in operating assets and liabilities:
Prepaid expenses	329,467	—
Accrued expenses	102,801	—
Net cash flows used in operating activities	(502,943)	—

NET CHANGE IN CASH	(502,943)	—
CASH, BEGINNING OF PERIOD	700,293	—
CASH, END OF PERIOD	$197,350	$—
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$71,537
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$18,000

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

All activity for the period from June 9, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Public Offering”) and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United StatesÐenerally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021 included in the condensed financial statements have been derived from the audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K for the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of June 30, 2022.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the six months ended June 30, 2022 and the period from June 9, 2021 (inception) through June 30, 2021. The unrecognized compensation expense related to the Class B ordinary shares at June 30, 2022 was $2,612,244 and will be recorded when a performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Income (Loss) Per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and six months ended June 30, 2022 and the period from June 9, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the three and six months ended June 30, 2022 and the period from June 9, 2021 (inception) through June 30, 2021.

For the period from June 9, 2021 (inception) through June 30, 2021, the weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period June 9, 2021 (inception) through June 30, 2021
Redeemable Class A Ordinary Share
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Share subject to possible redemption
Net income (loss) allocable to ordinary shareholders	$1,399,670	$6,609,492	$(7,000)
Less: Net income (loss) allocable to Class B Ordinary Shares	(279,934)	(1,321,898)	7,000
Net income (loss) allocable to Redeemable Class A Ordinary Shares subject to possible redemption	$1,119,736	$5,287,594	$—

Denominator: Weighted Average Shares Outstanding of Class A Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	23,000,000	23,000,000	—
Basic and Diluted net income (loss) per share	$0.05	$0.23	$—

Class B Ordinary Share
Numerator: Net income (loss) allocable to Class B Ordinary Share	279,934	1,321,898	(7,000)

Denominator: Weighted Average Shares Outstanding of Class B Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000	5,000,000
Basic and Diluted net income (loss) per share	$0.05	$0.23	$(0.00)

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

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of June 30, 2022, the Company had incurred $77,000. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022, there were 5,750,000 shares of Class B ordinary share issued and outstanding.

Note 6—Warrant Liability

As of June 30, 2022 and December 31, 2021, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statement of operations.

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

Note 7—Fair Value Measurements

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $234,954,954 and $234,602,251, respectively, in money market funds which are invested in U.S Treasury Securities.

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$234,954,954	$—	$—	$234,954,954
Total	$234,954,954	$—	$—	$234,954,954

Liabilities:
Public Warrants	$3,335,000	$—	$—	$3,335,000
Private Placement Warrants	—	3,393,000	—	3,393,000

Total	$3,335,000	$3,393,000	$—	$6,728,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$234,602,251	$—	$—	$234,602,251
Total	$234,602,251	$—	$—	$234,602,251

Liabilities:
Public Warrants	$—	$—	$6,900,000	$6,900,000
Private Placement Warrants	—	—	7,020,000	7,020,000

Total	$—	$—	$13,920,000	$13,920,000

Transfer to/from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the six months ended June 30, 2022 when the Public Warrants were separately listed and traded.

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

The change in the fair value of the warrant liabilities for the period from December 31, 2021 through June 30, 2022, is summarized as follows:

Warrant Liabilities at December 31, 2021	$13,920,000
Change in fair value of Warrant Liabilities (1)	(7,192,000)
Transfer of Public and Private Warrants out of Level 3	(6,728,000)
Warrant Liabilities at June 30, 2022 - Level 3	$—

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the condensed statement of operations.

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

Convertible Note

On April 1, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. There was no outstanding balance as of June 30, 2022.

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

Note 9—Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these unaudited condensed financial statements. No subsequent events which required adjustment or disclosure.

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

As indicated in the accompanying condensed unaudited financial statements, as of June 30, 2022, we had $197,350 held outside the Trust Account that is available to us to fund our working capital requirements and $234,954,954 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Results of Operations

For the six months ended June 30, 2022, we had a net income of $6,609,492, and a loss from operations of $935,211, which was comprised of general and administrative expenses, and non-operating income of $7,544,703, which was comprised of a change in fair value of warrant liability of $7,192,000 and interest earned in the Trust Account of $352,703. For the three months ended June 30, 2022, we had a net income of $1,399,670, and a loss from operations of $557,530, which was comprised of general and administrative expenses, and non-operating income of $1,957,200, which was comprised of a change in fair value of warrant liability of $1,624,000 and interest earned in the Trust Account of $333,200. For the period from June 9, 2021 (inception) through June 30, 2021, we had a net loss of $7,000, which was comprised of general and administrative expenses. Our only activities from inception to June 30, 2022, have been organizational activities, preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through June 30, 2022, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of June 30, 2022, we have available to us $197,350 of cash on our balance sheet and working capital of $624,577. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing.

As of June 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Related Loans

On April 1, 2022, the Company issued the Sponsor Convertible Note to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There was no outstanding balance as of June 30, 2022.

Commitments and Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of June 30, 2022, the Company has incurred $77,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Income (Loss) Per Ordinary Share

The Company’s statement of operations includes a presentation of income (loss) per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and six months ended June 30, 2022 and the period from June 9, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the three and six months ended June 30, 2022 and the period from June 9, 2021 (inception) through June 30, 2021.

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

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three months ended June 30, 2022 when the Public Warrants were separately listed and traded.

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

Redeemable Shares

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s second amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of June 30, 2022.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCF ACQUISITION CORP.

Date: August 1, 2022		/s/ Sunny S. Shah
	Name:	Sunny S. Shah
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2022		/s/ Thomas M. Boehlert
	Name:	Thomas M. Boehlert
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)