Form 10-K
period 2022-12-31
RCF Acquisition Corp.
filed 2023-03-07
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER 001-41039

RCF ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 Wewatta Street, Suite 850 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 946-1444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	RCFA.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	RCFA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	RCFA WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2022, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on the New York Stock Exchange, was $229,080,000.

As of March 7, 2023, the Registrant had 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this form, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	None of our sponsor, officers or directors has any experience with a blank check company or special purpose acquisition company in the past.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination, even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within 18 months after the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	We may not be able to complete our initial business combination within 18 months after the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive, advisors and their affiliates may elect to purchase shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until May 15, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,050,000 in underwriting discounts and commissions, which amount is payable upon consummation of our initial business combination if consummated) and approximately $600,000 in expenses relating to the Public Offering, approximately $1,900,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remains on deposit in the Trust Account earning interest. As of December 31, 2022, there was $238,041,214 in investments and cash held in the Trust Account and $41,276 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until May 15, 2023 to complete our initial business combination. If we do not extend such date with the approval of shareholders or are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 15, 2023.

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

On September 1, 2022, we entered into an employment agreement (the “Employment Agreement”) with Mr. Shah. The Employment Agreement has a term commencing September 1, 2022 and terminates automatically on the later of (i) May 15, 2023, (ii) August 15, 2023 if the Company has executed a letter of intent or agreement in principle in connection with a business combination, and (iii) the closing date of a business combination. Under the Employment Agreement, Mr. Shah is entitled to earn an annual salary of $50,000 and will be reimbursed for all reasonable expenses necessary for him to carry out his duties. Mr. Shah or the Company may terminate the employment with three months’ written notice; however, no notice is required in the case of an automatic termination as described above, or for the Company to terminate the employment for cause, such as due to gross misconduct or material breach of obligations, as set forth under the Employment Agreement. The Employment Agreement also provides for post termination obligations for Mr. Shah, including customary non-compete covenants for up to six months following any termination.

As of December 31, 2022, Mr. Shah received compensation of $16,667 under the Employment Agreement. The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1400 Wewatta Street, Suite 850, Denver, Colorado 80202 or on our website www.rcfacquisitioncorp.com.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Public Offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Of the net proceeds of the Public Offering and the Private Placement, only approximately $1,900,000 was made available to us initially outside Trust Account to fund our working capital requirements. We cannot assure you that the funds available to us outside of the Trust Account, which includes the Sponsor Convertible Note (as defined below), will be sufficient to allow us to operate at least until May 15, 2023.Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, as of December 31, 2022 our public shareholders may only receive an estimated $10.35 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Our financial condition raises substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had cash of $41,276 and a working capital deficit of $331,676. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 18-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in November 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 14 months after the effective date of our IPO, as of the date of this Annual Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $3,441,214 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 18-month anniversary of the effective date of the registration statement relating to our IPO, or May 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 18-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 18-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 18-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and the members of our advisory board, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have key-man insurance on the life of any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

With the exception of the Sponsor Convertible Note, we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Each unit contains one-half of one warrant Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the Units, and only whole Units can trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require mandatory filings related to certain foreign investments, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

Our Sponsor, is controlled by a non-U.S. person. Specifically, our Sponsor is controlled by Resource Capital Fund VII L.P. (“RCF VII LP”), which is the sole managing member of our Sponsor. Resource Capital Associates VII L.P. is the General Partner of RCF VII LP, and RCFM GP L.L.C. is the General Partner of Resource Capital Associates VII L.P. James McClements is the managing member of RCFM GP L.L.C. and therefore ultimately has voting and dispositive power over the securities held directly by our Sponsor. Mr. McClements is an Australian citizen.

For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.”

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain executive offices at 1400 Wewatta Street, Suite 850, Denver, Colorado 80202 pursuant to an agreement with our Sponsor. The cost for this space is included in the aggregate $10,000 per-month fee we pay to an affiliate of our Sponsor for office space and administrative services. We believe, based on rents and fees for similar services, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants listed on NYSE under the symbols “RCFA.U”, “RCFA” and “RCFA WS”, respectively.

Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Net proceeds of $234,600,000 from the Public Offering and the sale of the Private Placement are held in the Trust Account as of December 31, 2022. We incurred offering costs of $13,267,977 related to the Public Offering, including $12,650,000 in underwriting discounts. In addition, the underwriters have agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 12, 2021, which was filed with the SEC.

ITEM 6. [Reserved]

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had $41,276 held outside the Trust Account that is available to us to fund our working capital requirements and $238,041,214 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Results of Operations

For the year ended December 31, 2022, we have net income of $13,843,499, and a loss from operations of $2,291,464, which was comprised of general and administrative expense, and non-operating income $16,134,963, which was comprised of a change in fair value of warrant liability of $12,296,000, change in fair value of sponsor convertible note of $400,000 and interest earned in the Trust Account of $3,438,963. For the period from June 9, 2021 (inception) through December 31, 2021, we had a net income of $8,727,522, and a loss from operations of $347,235, which was comprised of general and administrative expenses, and non-operating income of $9,074,757, which was comprised of a change in fair value of warrant liability of $9,744,000 and interest earned in Trust Account of $2,251 less offering costs associated with warrant liability of $671,494. Our only activities from inception to December 31, 2022, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through December 31, 2022, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of December 31, 2022, we have available to us $41,276 of cash on our balance sheet and working capital of ($331,676). We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022, there was $500,000 outstanding under the Sponsor Convertible Note with a fair value of $100,000.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow us to operate until May 15, 2023, the date at which we must complete a Business Combination. If we are unable to complete a Business Combination by May 15, 2023, or have not otherwise extended the period in which we must complete our initial business combination then we will cease all operations except for the purpose of liquidating.

In connection with the our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while we expect to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023.

As of December 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Sponsor Convertible Note

On April 1, 2022, we issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to our Sponsor, pursuant to which we may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving us and one or more businesses (such earlier date, the “Maturity Date”). If we complete the initial business combination, we will repay any loaned amounts. In the event our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Our Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note is accounted for within the scope of ASC 480 and is measured at fair value upon the issuance and at each reporting period end with changes in fair value recognized in the Statement of Operations. The fair value of this Note considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value. The fair value of the embedded conversion feature upon the issuance of Sponsor Convertible Note is de minimis. As of December 31, 2022, the Company had $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $100,000.

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

Commitments and Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of December 31, 2022, the Company has incurred $137,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Employment Agreement

On September 1, 2022, we entered into the Employment Agreement with Mr. Shah. The Employment Agreement has a term commencing September 1, 2022 and terminates automatically on the later of (i) May 15, 2023, (ii) August 15, 2023 if the Company has executed a letter of intent or agreement in principle in connection with a business combination, and (iii) the closing date of a business combination. Under the Employment Agreement, Mr. Shah is entitled to earn an annual salary of $50,000 and will be reimbursed for all reasonable expenses necessary for him to carry out his duties. Mr. Shah or the Company may terminate the employment with three months’ written notice; however, no notice is required in the case of an automatic termination as described above, or for the Company to terminate the employment for cause, such as due to gross misconduct or material breach of obligations, as set forth under the Employment Agreement. The Employment Agreement also provides for post termination obligations for Mr. Shah, including customary non-compete covenants for up to six months following any termination.

As of December 31, 2022, Mr. Shah received compensation of $16,667 under the Employment Agreement. The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021.

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

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022.

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

Redeemable Shares

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of December 31, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
James McClements	59	Chairman and Director
Sunny S. Shah	40	Chief Executive Officer and Director
Thomas M. Boehlert	63	Chief Financial Officer and Director
Hugo Dryland	67	Director
Elodie Grant Goodey	50	Director
Timothy Baker	70	Director
Daniel Malchuk	57	Director

James McClements, 59, has been our Chairman since July 2021. Mr. McClements co-founded RCF in 1998 and has helped to oversee its strategic direction since its founding. He has over 35 years of experience in the mining industry and, prior to launching RCF, was a natural resources sector banker at both N.M. Rothschild & Sons and Standard Chartered PLC. Mr. McClements has extensive experience in project identification and development, valuation, M&A and sourcing capital across both private and public capital markets. He has served on the boards of directors of eight public mining companies and numerous private portfolio companies. Mr. McClements currently serves on the boards of directors of three mining companies: (i) Mineral Resources Ltd. (OTCMKTS: MALRF), a mining company with an A$10 billion market capitalization and a substantial mining services division as well as iron ore and lithium operations; (ii) Ausenco, a global, market-leading engineering services business and a RCF portfolio company with 26 offices across 14 countries currently executing several new copper mine developments; and (iii) Global Advance Markets, another RCF portfolio company, which is a leading producer and manufacturer of downstream tantalum products, with an active additive manufacturing business that Mr. McClements was instrumental in establishing. He began his professional career with BHP Limited after completing an honors degree in Economics from the University of Western Australia.

Sunny S. Shah, 40, has served as our Chief Executive Officer and as a Director on our board of directors since July 2021. Mr. Shah is an experienced investment banker with over 18 years of global metals and mining advisory experience. From May 2011 to June 2021, he was an investment banker at Goldman Sachs (NYSE: GS), where most recently he was managing director and head of EMEA Metals and Mining investment banking division for Goldman Sachs International, as well as manager for all analysts within the EMEA Natural Resources team. Prior to working at Goldman Sachs, Mr. Shah spent eight years at Citigroup Inc. (NYSE: C) in both London and New York in a similar role. Over his career, Mr. Shah has executed and advised on over $225 billion in M&A and financing transactions. Selected notable transactions on which he has advised include: (i) Acerinox, S.A. (OTCMKTS: ANIOY) on its acquisition of VDM, a special metal alloy manufacturer; (ii) Anglo American PLC (OTCMKTS: NGLOY) (“Anglo American”), on its sale of an equity stake in the Quellaveco Copper Project to Mitsubishi Corporation (OTCMKTS: MSBHF); (iii) Anglo American, on the sale of its Niobium and Phosphates business for $1.5 billion to China Molybdenum Co. Ltd (OTCMKTS: CMCLF); (iv) Anglo American, on the sale of its Anglo Norte business, Mantos Copper; (v) BHP Group Ltd. (NYSE: BHP), on its proposal to combine with Rio Tinto Group (OTCMKTS: RTNTF); and (vi) Arcelor on numerous M&A and financing transactions, including its recent $2 billion capital raise, its acquisition of Essar Steel India Private Limited as well as the merger between Mittal Steel and Arcelor. Through his experience, Mr. Shah has developed an extensive global network within the metals and mining industry across base, battery and ferrous metals as well as downstream steel. He holds a Bachelor of Science (Honors) in Business Mathematics and Statistics from the London School of Economics.

Thomas M. Boehlert, 63, our Chief Financial Officer, has served on our board of directors since November 2021. Mr. Boehlert is a senior natural resources and commodity executive with over 20 years of experience across a range of public and private companies. Most recently, from 2017 to 2019, he served as chief financial officer and executive vice president of Bunge, a global agricultural and food company where he designed, managed and implemented the Global Competitiveness Program to improve business effectiveness and reduce costs and played a key role in guiding the company through M&A, leadership transitions, financings, and activist investor settlements to drive value creation. Prior to working at Bunge, Mr. Boehlert served as chief executive officer, president and director at First Nickel Inc. (TSX: FNI), a private equity-backed base metal mining company, from 2011 to 2015, where he was instrumental in recruiting an experienced leadership team, advancing a mine from development into production and setting a clear operating strategy. Mr. Boehlert also served as chief financial officer and executive vice president of Kinross from 2006 to 2011, during which time the market value of Kinross grew from approximately $6 billion to $20 billion. He has also held chief financial officer roles with Texas Genco, Direct Energy LP and Sithe Energies, Inc. Earlier in his career, Mr. Boehlert created and led Credit Suisse Group’s EMEA infrastructure and project finance business. He has served as chair of each of the Audit Committee and the Compensation Committee of the board of directors of Arizona Sonoran Copper Company, Inc. since 2020. From September 2019 to February 2021, Mr. Boehlert served on the board of directors of TMAC Resources Inc. (TMX: TMR) where he was chair of the Audit Committee and a member of the Special Committee. He was also previously a member of the board of directors of Harry Winston Diamond Corp. Mr. Boehlert holds a Master’s of Business Administration degree from New York University and a Bachelor of Arts degree from Indiana University and is a certified public accountant (inactive).

Hugo Dryland, 67, is a global partner and Chairman of Rothschild & Co’s investment banking activities in the mining and metals sector. Over a 35-year career at Rothschild & Co, he has worked on a wide range of M&A and financing transactions in the mining and metals, oil and gas, energy, utilities, and infrastructure sectors across the globe. In particular, he has advised on numerous acquisitions, divestments, joint ventures, and mine development financings in base metals involving many of the world’s largest copper producers and mines (including Andina, Los Bronces, Escondida, Collahuasi, Cerro Colorado, Los Pelambres, El Tesoro, Esperanza, Antucoya, Antamina, Centinela, Quebrada Blanca, Oyu Tolgoi and others). He has also worked on similar transactions involving other battery metals during his career. Mr. Dryland played an active role in the formation and operation of the Emerging Markets Gold Fund, one of the first mining industry focused private equity funds, and was later involved in the establishment and early years of operation of RCF. He also served as a Non-Executive Director on the board of directors of Antofagasta plc (LON: ANTO), the FTSE 100 copper mining company, from 2011 to 2016. Prior to joining Rothschild & Co, he practiced law focusing on M&A, debt and equity financing transactions with a focus on the natural resources sector. Before that, he worked at the World Bank advising emerging market governments on the promotion of private sector investment in the extractive industries. Mr. Dryland holds Master’s degrees in Business Administration and Comparative Law from the University of Warwick and George Washington University, respectively. He was born in the United Kingdom and presently lives in the United States.

Elodie Grant Goodey, 50, has served on our board of directors since November 2021. Ms. Grant Goodey is a leading ESG professional with over 25 years of senior leadership and board level experience in social performance, governance, risk assessment, stakeholder engagement and external issues management across the oil and gas and mining industries. She is currently a managing director with Saltus Consulting Limited, where she leads ESG consulting projects for the extractive industry in Africa and Latin America, and is also practice lead at International Conflict and Security (INCAS) Consulting Ltd., where she focuses on human rights compliance and responsible sourcing for the extractive industry. Prior to these roles, Ms. Grant Goodey worked for over 17 years at BP PLC (NYSE: BP) in a variety of roles including as head of societal issues and relationships from 2010 to 2015. In this position, she was responsible for leading the identification and management of social policy issues and stakeholder engagement. Ms. Grant Goodey has served as the senior independent director, chair of the Audit and Risk Committee, a member of the Remuneration Committee, and chair of the Health, Safety, Environment and Community Committee on the board of directors of SolGold PLC (OTCMKTS: SLGGF) from 2020-2022 and also serves as a member of the Advisory Board for Celicourt Communications, a leading communications consultancy based in London. Previously, she was a member of the board of directors of Amerisur Resources (LON: AMER) and the Extractive Industries Transparency Initiative as well as a member of the FTSE’s ESG Advisory Group. Earlier in her career, Ms. Grant Goodey held roles with Monitor Deloitte and BBC World Service and has volunteered for a number of human rights nonprofit organizations. She holds a Bachelor of Arts degree from the University of London and a Diplôme d’études universitaires générales in History from the Sorbonne.

Timothy Baker, 70, has served on our board of directors since November 2021. Mr. Baker is an experienced corporate director and mining executive with over 40 years of experience in the mining industry. Mr. Baker served as chief operating officer of Kinross Gold Corporation (NYSE: KGC), a senior gold mining company with operations in the USA, Chile, Brazil, Russia and West Africa, from 2006 to his retirement in 2010. Prior to that he worked for nearly 20 years for Placer Dome Inc. (“Placer Dome”) in Canada, Chile, Venezuela, the USA and Tanzania, culminating as Country Manager for Chile up to the time of Barrick Gold Corporation (NYSE: GOLD)’s acquisition of Placer Dome. He has subsequently acted as a corporate director for various mining companies. He has been the chairman of the board of Golden Star Resources Ltd. (NYSE A: GSS) since January 2013 and has been a director of Triple Flag Precious Metals Corp. (TSE: TFPM) since May 2021 and director of Mag Silver Corp. (NYSE A/TSX: MAG) since March 2021, for which he is a member of the Remuneration Committee. He served as a director of Sherritt International (OTCMKTS: SHERF) from May 2014 to May 2021, where he chaired the EHSS Committee, a director of Alio Gold Inc. (NYSE A/TSX: ALO) (previously Rye Patch Gold Corp.) from December 2016 to May 2019, where he was a member of the Remuneration Committee, and a director of Antofagasta PLC (OTCMKTS: ANFGF) from March 2011 to May 2020, where he served as chair of the Remuneration Committee. Mr. Baker has a Bachelor of Science degree with Honors in Geology from Edinburgh University.

Daniel Malchuk, 57, has served on our board of directors since November 2021. Mr. Malchuk is a seasoned global executive in the metals and mining sector with over 25 years of experience leading operations, business development and exploration activities as well as commercial transactions in more than 20 countries. Until December 2020 he served as president of Operations at BHP Group Ltd. (ASX: BHP) with P&L accountability for all mineral businesses in the Americas region. This portfolio of assets and projects comprises more than 20,000 people, has revenues of more than $12 billion per year and annual capital expenditures in the order of $2.5 billion with operated and non-operated activities in Chile, Peru, Ecuador, Brazil, Colombia, the United States and Canada. Prior to that, Mr. Malchuk had a long career with BHP holding a variety of strategic, commercial, and operational roles in Chile, Singapore, Australia, and the United States including his last eight years of experience as C-suite executive. Some of his prior roles were president of Aluminium, Manganese and Nickel, president of Global Mineral Explorations, and vice president of Strategy and Development Base Metals. Mr. Malchuk has had significant exposure to board dynamics, having served as a member and chair of boards in various JV companies in Australia, Africa, and the Americas, as well as of private entities and industry associations. Mr. Malchuk is currently a senior advisor to Appian Capital Advisory and serves of the board of directors of Jetti Resources. Mr. Malchuk has also worked as an investment banker for Dresdner Kleinwort Benson covering the metals and mining sector. Mr. Malchuk holds an Industrial Engineering degree from University of Chile and a Master’s in Business Administration from the Anderson School at UCLA.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Elodie Grant Goodey and Timothy Baker, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Hugo Dryland and Daniel Malchuk, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of James McClements, Sunny S. Shah and Thomas Boehlert, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Departure of Directors or Principal Officers; Appointment of Principal Officers

On February 21, 2023, Ms. Bienenstock notified us of her intention to resign from our board of directors, effective February 21, 2023. Ms. Bienenstock did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On February 21, 2023, our board of directors appointed Hugo Dryland, as a director of the Company, effective February 21, 2023. Mr. Dryland will serve as a Class II director of the Company with a term expiring at the Company’s second annual meeting of shareholders following the Company’s initial public offering.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Hugo Dryland, Elodie Grant Goodey, Timothy Baker and Daniel Malchuk is an “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Hugo Dryland, Elodie Grant Goodey and Daniel Malchuk serve as members of our audit committee, and Hugo Dryalnd chairs the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Hugo Dryland, Elodie Grant Goodey and Daniel Malchuk meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Hugo Dryland, Timothy Baker and Daniel Malchuk serve as members of our compensation committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Hugo Dryland, Timothy Baker and Daniel Malchuk are independent and Daniel Malchuk chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement in connection with the Public Offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us in writing at 1400 Wewatta Street, Suite 850, Denver Colorado 80202 or by telephone at (720) 946-1444 If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers and directors receive any compensation for their services to us, except for the compensation of $16,667 that Sunny Shah earned in fiscal 2022 pursuant to the Employment Agreement that he entered into with the us on September 1, 2022, as further described below.

The Employment Agreement has a term commencing September 1, 2022 and terminates automatically on the later of (i) May 15, 2023, (ii) August 15, 2023 if the Company has executed a letter of intent or agreement in principle in connection with a business combination, and (iii) the closing date of a business combination. Under the Employment Agreement, Mr. Shah is entitled to earn an annual salary of $50,000 and will be reimbursed for all reasonable expenses necessary for him to carry out his duties. Mr. Shah or the Company may terminate the employment with three months’ written notice; however, no notice is required in the case of an automatic termination as described above, or for the Company to terminate the employment for cause, such as due to gross misconduct or material breach of obligations, as set forth under the Employment Agreement. The Employment Agreement also provides for post termination obligations for Mr. Shah, including customary non-compete covenants for up to six months following any termination.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

Other than above, none of our officers or directors have received any compensation for services rendered to us. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

Other than the aforementioned payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 28,750,000 ordinary shares outstanding as of March 7, 2023, of which 23,000,000 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Ordinary Shares
Directors and Officers
James McClements(3)	5,347,500	18.6%
Sunny S. Shah	172,500	*
Hugo Dryland	30,000	*
Thomas M. Boehlert	80,000	*
Elodie Grant Goodey	30,000	*
Timothy Baker	30,000	*
Daniel Malchuk	30,000	*
All officers and directors as a group (7 individuals)	5,720,000	19.9%
Holders of more than 5% of our outstanding ordinary shares
RCF VII Sponsor LLC(3)	5,347,500	18.6%
Saba Capital Management, L.P. (4)	1,473,000	5.1%
Adage Capital Partners, L.P. (5)	1,800,000	6.3%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (6)	1,500,000	5.2%
Millennium Management LLC (7)	1,455,000	5.1%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 1400 Wewatta Street, Suite 850, Denver Colorado 80202

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	RCF VII Sponsor LLC, our Sponsor, is the record holder of such shares. Resource Capital Fund VII L.P. (“RCF VII LP”) is the sole managing member of our Sponsor. Resource Capital Associates VII L.P. is the General Partner of RCF VII LP, and RCFM GP L.L.C. is the General Partner of Resource Capital Associates VII L.P. James McClements is the managing member of RCFM GP L.L.C.

(4)	According to a Schedule 13G filed on November 19, 2021, interests shown are held by Saba Capital Management, L.P. (“Saba L.P.”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein (“Mr. Weinstein”). Mr. Weinstein is the founder and chief investment officer of Saba Capital Management, L.P. Saba L.P., Saba GP and Mr. Weinstein entered into a joint filing statement, dated November 19, 2021. The address of this shareholder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G filed on November 25, 2021, interests shown are held by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Mr. Robert Atchinson (“Mr. Atchinson”) and Mr. Philip Gross (“Mr. Gross”). ACP is a Delaware limited partnership; ACPGP is a limited liability company organized under the laws of the State of Delaware and general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; ACA is a limited liability company organized under the laws of the State of Delaware, and managing member of ACPGP, general partner of ACP, with respect to the Class A ordinary shares directly owned by ACP; and Mr. Atchinson and Mr. Gross are United States citizens who serve as managing members of ACA, managing members of ACPGP, and general partners of ACP with respect to the Class A ordinary shares directly owned by ACP. The address of this shareholder is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)	According to a Schedule 13G filed on February 8, 2022, interests shown are held by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The address of this shareholder is 2020 Calamos Court, Naperville, IL 60563.

(7)	According to a Schedule 13G filed on April 14, 2022, interests shown are held by (i) Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“n Group Management”), Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”) and Israel A. Englander, a United States citizen. Millennium Group Management is the managing member of Millennium Management. The managing member of Millennium Group Management is a trust of which Mr. Englander, currently serves as the sole voting trustee. The address of this shareholder is 399 Park Avenue, New York, New York 10022.

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

Sponsor Convertible Note

On April 1, 2022, we issued the Sponsor Convertible Note to our Sponsor, pursuant to which we may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the Maturity Date. If we complete the initial business combination, we will repay any loaned amounts. In the event our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Our Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note is accounted for within the scope of ASC 480 and is measured at fair value upon the issuance and at each reporting period end with changes in fair value recognized in the Statements of Operations. The fair value of this Note considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value. The fair value of the embedded conversion feature upon the issuance of the Sponsor Convertible Note is de minimis. As of December 31, 2022, the Company had $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $100,000.

Related Party Loans

The Sponsor also loaned the Company an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to the Note. This loan was non-interest bearing and payable on completion of the Public Offering. The Note was fully repaid on November 15, 2021.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (Working Capital Loans). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On April 1, 2022, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the Maturity Date. As of December 31, 2022, the Company had $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $100,000.

Administrative Support Agreement

The Company has agreed to pay an affiliate of our Sponsor a total of $10,000 per month, commencing on the effective date of the Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. We incurred $137,000 in these fees for the period from the effective date of our Public Offering through December 31, 2022, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to “Grant Thornton LLP” for services rendered.

Audit Fees. Audit fees consist of fees for professional services provided in connection with the audit of our financial statements, review of quarterly financial statements, and other regulatory filings. The aggregate fees we paid to Grant Thornton for professional services delivered by them for the year ended December 31, 2022 was $79,800.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP for audit-related fees for the year ended December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Grant Thornton LLP $6,420 for tax planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay Grant Thornton LLP for other services for the year ended December 31, 2022.

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

RCF Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of RCF Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in redeemable class A ordinary shares and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a business combination, and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities through May 15, 2023, the date through which the Company is required to complete an initial business combination. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Newport Beach, California

March 7, 2023

RCF Acquisition Corp.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$41,276	$700,293
Prepaid expenses	268,368	991,569

Total current assets	309,644	1,691,862

Investment Held in Trust Account	238,041,214	234,602,251

Total Assets	$238,350,858	$236,294,113

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$541,320	$132,074
Sponsor convertible note	100,000	—

Total current liabilities	641,320	132,074

Non-current liabilities
Deferred underwriting commission	8,050,000	8,050,000
Warrant liability	1,624,000	13,920,000

Total non-current liabilities	9,674,000	21,970,000

Total Liabilities	10,315,320	22,102,074

Commitments and Contingencies (Note 8)
Redeemable Class A Ordinary shares
Redeemable Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,000,000 shares issued and outstanding subject to possible redemption, at redemption value	234,600,000	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding at December 31, 2022 and 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,565,037)	(20,408,536)

Total Shareholders’ Deficit	(6,564,462)	(20,407,961)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$238,350,858	$236,294,113

The accompanying notes are an integral part of these financial statements

RCF Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from June 9, 2021 (inception) through December 31, 2021
EXPENSES
General and administrative expenses	$2,291,464	$347,235

Loss from operations	(2,291,464)	(347,235)

OTHER INCOME (EXPENSE)
Offering costs associated with warrant liability	—	(671,494)
Change in fair value of warrant liability	12,296,000	9,744,000
Change in fair value of sponsor convertible note	400,000	—
Interest earned in Trust Account	3,438,963	2,251
Total other income (expense)	16,134,963	9,074,757

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$13,843,499	$8,727,522

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	23,000,000	5,247,573
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.48	$6.31
WEIGHTED AVERAGE SHARES OUTSTANDING OF CLASS B ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME PER SHARE, CLASS B ORDINARY SHARES	$0.48	$0.79

The accompanying notes are an integral part of these financial statements

RCF Acquisition Corp.

STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY SHARES AND

SHAREHOLDERS’ DEFICIT

 For the year ended December 31, 2022

			Shareholders’ Equity
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Net income	—	—	—	—	—	13,843,499	13,843,499
Balance, December 31, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(6,565,037)	$(6,564,462)

For the period from June 9, 2021 (inception) through December 31, 2021

			Shareholders’ Equity
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, June 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Sale of Units in initial Public Offering, less allocation to warrant liability, gross	23,000,000	218,270,000	—	—	—		—
Offering costs	—	(12,596,483)	—	—	—		—
Private Placement Warrant adjustment to record warrant at initial fair value at issuance date	—	—	—	—	—	(234,000)	(234,000)
Deemed dividend to Class A shareholders	—	28,926,483	—	—	(24,425)	(28,902,058)	(28,926,483)
Net income	—	—	—	—	—	8,727,522	8,727,522
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)

The accompanying notes are an integral part of these financial statements

RCF Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from June 9, 2021 (inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,843,499	$8,727,522
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(12,296,000)	(9,744,000)
Change in fair value of sponsor convertible note	(400,000)	—
Offering costs associated with warrant liability	—	671,494
Interest earned in Trust Account	(3,438,963)	(2,251)
Changes in operating assets and liabilities:
Prepaid expenses	723,201	(991,569)
Accounts payable and accrued expenses	409,246	132,074
Net cash flows used in operating activities	(1,159,017)	(1,206,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	$—	$(234,600,000)
Net cash flows used in investing activities	—	(234,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B ordinary shares to Sponsor	$—	$25,000
Proceeds from Sponsor note	—	296,235
Repayment of Sponsor note	—	(296,235)
Proceeds from Sponsor convertible note	500,000	—
Proceeds received from Initial Public Offering, net of underwriting discounts paid	—	225,400,000
Proceeds received from Private Placement Warrant	—	11,700,000
Offering costs paid	—	(617,977)
Net cash flows provided by financing activities	500,000	236,507,023

NET CHANGE IN CASH	(659,017)	700,293
CASH, BEGINNING OF PERIOD	700,293	—
CASH, END OF PERIOD	$41,276	$700,293
Supplemental disclosure of noncash activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary Shares	$—	$25,000
Deferred underwriting commission	$—	$8,050,000
Deemed dividend to Class A shareholders	$—	28,926,483
Warrant liability initial fair value adjustment	$—	$234,000

The accompanying notes are an integral part of these financial statements

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

All activity for the period from June 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Public Offering”), and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2022, the Company had $41,276 in its operating bank accounts, $238,041,214 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of ($331,676). As of December 31, 2022, $3,441,214 of the amount on deposit in the Trust Account represented interest income, which is unavailable to fund operating expenses.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until May 15, 2023, the date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2023, then the Company will cease all operations except for the purpose of liquidating.

The Company issued the Sponsor Convertible Note to the Sponsor (see Note 4), pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than its Sponsor or an affiliate of its Sponsor as the Company do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2022, the Company had $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $100,000. If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Investment Held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in the interest earned in Trust Account in the Statements of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

●	Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3- Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

Derivative Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of December 31, 2022.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2022 and 2021 was $2,612,244 and will be recorded when a performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Income Per Ordinary Share

The Company’s statements of operations include a presentation of income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the year ended December 31, 2022 and the period from June 9, 2021 (inception) through December 31, 2021.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the year ended December 31, 2022	For the period from June 9, 2021 (inception) through December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares subject to possible redemption
Net income allocable to ordinary shareholders	$13,843,499	$8,727,522
Less: Net income allocable to Class B Ordinary Shares	(2,768,700)	(4,563,121)
Add: Deemed dividend to Class A Shareholders	—	28,926,483
Net income allocable to Redeemable Class A Ordinary Shares subject to possible redemption	$11,074,799	$33,090,884

Denominator: Weighted Average Shares Outstanding of Class A Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	23,000,000	5,247,573
Basic and Diluted net income per share	$0.48	$6.31

Class B Ordinary Shares
Numerator: Net income allocable to Class B Ordinary Shares	2,768,700	4,563,121

Denominator: Weighted Average Shares Outstanding of Class B Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000
Basic and Diluted net income per share	$0.48	$0.79

Note 3 - Public Offering

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Sponsor Convertible Note

On April 1, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal will be due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”). If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note is accounted for within the scope of ASC 480 and is measured at fair value upon the issuance and at each reporting period end with changes in fair value recognized in the Statements of Operations. The fair value of this Note considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value. The fair value of the embedded conversion feature upon the issuance of the Sponsor Convertible Note is de minimis. As of December 31, 2022, the Company had $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $100,000.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of December 31, 2022 and 2021, the Company had incurred $137,000 and $17,000 under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

The Company’s amended and restated memorandum and articles of association provide that in no event will the Company redeem its Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001. In addition, the proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration the Company would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to the Company, the Company will not complete the business combination or redeem any shares and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B ordinary share issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to the Company Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Warrant Liability

As of December 31, 2022 and 2021, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s Statements of Operations.

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

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders.

Except as set forth below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Company, Sponsor or its permitted transferees.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities - Warrants - Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Company Class A ordinary shares except as otherwise described in “Description of Securities - Warrants - Public Shareholders’ Warrants”; in the Public Offering prospectus; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Shareholders’ Warrants - Anti-dilution Adjustments” in the Public Offering prospectus) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Fair Value Measurements

As of December 31, 2022 and 2021, assets held in the Trust Account were comprised of $238,041,214 and $234,602,251, respectively, in money market funds which are invested in U.S Treasury Securities.

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$238,041,214	$—	$—	$238,041,214
Total	$238,041,214	$—	$—	$238,041,214

Liabilities:
Public Warrants	$805,000	$—	$—	$805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$—	$1,624,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$234,602,251	$—	$—	$234,602,251
Total	$234,602,251	$—	$—	$234,602,251

Liabilities:
Public Warrants	$—	$—	$6,900,000	$6,900,000
Private Placement Warrants	—	—	7,020,000	7,020,000

Total	$—	$—	$13,920,000	$13,920,000

Transfer to/from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022. There were no transfers between levels of the hierarchy for the period from June 9, 2021 (inception) through December 31, 2021.

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

Key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows:

December 31,
2021
Implied volatility	8.90%
Risk-free interest rate	1.37%
Instrument exercise price for one share of Class A ordinary share	$11.5
Expected term	6.36 years

The expected volatility assumption was based on the implied volatility based on the traded price of the warrant and the underlying share. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa. The risk-free interest rate assumption was performed in a risk-neutral framework, which requires a risk-free rate assumption as a primary input and relied upon constant maturity treasury yields. The expected term was based on the maturity of the warrant, which is five years following the expected merger date.

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the period from June 9, 2021 (inception) through December 31, 2022, is summarized as follows:

Warrant liability at June 9, 2021 (inception) - Level 3	$—
Issuance of public and private warrant at November 15, 2021	23,664,000
Change in fair value of Warrant Liabilities(1)	(9,744,000)
Warrant Liabilities at December 31, 2021 - Level 3	$13,920,000
Change in fair value of Warrant Liabilities – Level 3	(5,568,000)
Transfer of Public and Private Warrants out of Level 3	(8,352,000)
Warrant Liabilities at December 31, 2022 - Level 3	$—

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liability in the statement of operations.

Note 8 - Commitments and Contingencies

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

RCF Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

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

Note 9 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these financial statements, except on the item noted below, no subsequent events which required adjustment or disclosure.

On January 6, 2023, the Company borrowed $1,250,000 from the Sponsor Convertible Note.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Filed with the SEC on November 16, 2021).
4.1	Warrant Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260462), filed with the SEC on October 25, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260462), filed with the SEC on October 25, 2021).
4.5	Description of Securities. (incorporated by reference to the corresponding exhibit to the Company’s Form 10-K (File No. 001-41039) filed with the SEC on February 11, 2022)
10.1	Letter Agreement, dated November 9, 2021 by and among the Company, its executive officers, its directors, Hugo Dryland, Karen A. Boehlert 2021 Irrevocable Trust and S&R Capital Ltd. and RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on November 16, 2021).
10.2	Investment Management Trust Agreement, dated November 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on November 16, 2021).
10.3	Registration Rights Agreement, dated November 9, 2021, by and among the Company, its executive officers and directors, the Sponsor, Hugo Dryland, Karen A. Boehlert 2021 Irrevocable Trust and S&R Capital Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on November 16, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated November 9, 2021, by and between the Company and RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2021).
10.5	Administrative Services Agreement, dated November 9, 2021, by and between the Company and RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2021).
10.6	Securities Subscription Agreement between RCF VII Sponsor LLC and the Registrant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260462), filed with the SEC on October 25, 2021).
10.7	Convertible Promissory Note, dated as of April 1, 2022, issued to RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 1, 2022).
10.8+	Employment Agreement with Sunny Shah, dated September 1, 2022.
24.1	Power of Attorney (included in the signature page of this Annual Report).
31.1●	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2●	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1●	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2●	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS●	Inline XBRL Instance Document.

101.SCH●	Inline XBRL Taxonomy Extension Schema Document.

101.CAL●	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF●	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB●	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE●	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

●	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2023	RCF ACQUISITION CORP.

	By:	/s/ James McClements
		Name:	James McClements
		Title:	Chairman

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

Name	Title	Date
/s/ James McClements	Chairman	March 7, 2023
James McClements

/s/ Sunny S. Shah	Chief Executive Officer and Director	March 7, 2023
Sunny S. Shah	(Principal Executive Officer)

/s/ Thomas M. Boehlert	Chief Financial Officer and Director	March 7, 2023
Thomas M. Boehlert	(Principal Financial and Accounting Officer)

/s/ Hugo Dryland	Director	March 7, 2023
Hugo Dryland

/s/ Elodie Grant Goodey	Director	March 7, 2023
Elodie Grant Goodey

/s/ Timothy Baker	Director	March 7, 2023
Timothy Baker

/s/ Daniel Malchuk	Director	March 7, 2023
Daniel Malchuk