Form 10-Q
period 2023-03-31
RCF Acquisition Corp.
filed 2023-04-28
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

RCF Acquisition Corp.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$897,575	$41,276
Prepaid expenses	147,653	268,368

Total current assets	1,045,228	309,644

Investment held in Trust Account	240,586,387	238,041,214

Total Assets	$241,631,615	$238,350,858

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,340,289	$541,320
Sponsor convertible note - related party	350,000	100,000

Total current liabilities	1,690,289	641,320

Non-current liabilities
Deferred Underwriting Commission	8,050,000	8,050,000
Warrant liability	2,320,000	1,624,000

Total non-current liabilities	10,370,000	9,674,000

Total Liabilities	12,060,289	10,315,320

Commitments and Contingencies (Note 8)
Redeemable Class A Ordinary shares
Redeemable Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 23,000,000 shares issued and outstanding subject to possible redemption, at redemption value	234,600,000	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,029,249)	(6,565,037)

Total Shareholders’ Deficit	(5,028,674)	(6,564,462)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$241,631,615	$238,350,858

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2023	March 31, 2022
EXPENSES
General and administrative expenses	$1,313,385	$377,681

Loss from operations	(1,313,385)	(377,681)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(696,000)	5,568,000
Change in fair value of sponsor convertible note - related party	1,000,000	—
Interest earned in Trust Account	2,545,173	19,503
Total other income	2,849,173	5,587,503

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$1,535,788	$5,209,822

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	23,000,000	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.05	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING OF CLASS B ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME PER SHARE, CLASS B ORDINARY SHARES	$0.05	$0.18

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

			Shareholders’ Deficit
	Redeemable Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(6,565,037)	$(6,564,462)
Net income	—	—	—	—	—	1,535,788	1,535,788
Balance, March 31, 2023	23,000,000	$234,600,000	5,750,000	$575	$—	$(5,029,249)	$(5,028,674)

For the Three Months Ended March 31, 2022

			Shareholders’ Deficit
	Redeemable Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Net income	—	—	—	—	—	5,209,822	5,209,822
Balance, March 31, 2022	23,000,000	$234,600,000	5,750,000	$575	$—	$(15,198,714)	$(15,198,139)

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,535,788	$5,209,822
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	696,000	(5,568,000)
Change in fair value of sponsor convertible note - related party	(1,000,000)	—
Interest earned in Trust Account	(2,545,173)	(19,503)
Changes in operating assets and liabilities:
Prepaid expenses	120,715	186,118
Accounts payable and accrued expenses	798,969	74,045
Net cash flows used in operating activities	(393,701)	(117,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor convertible note - related party	$1,250,000	—
Net cash flows provided by financing activities	1,250,000	—

NET CHANGE IN CASH	856,299	(117,518)
CASH, BEGINNING OF PERIOD	41,276	700,293
CASH, END OF PERIOD	$897,575	$582,775

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

All activity for the period from June 9, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Public Offering”), and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination within 18 months from the closing of the Public Offering (unless extended by a vote of the Company’s shareholders at a general meeting), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination within 18 months from the closing of the Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. Of the proceeds held outside the Trust Account, $296,235 was used to repay a loan from the Company’s Sponsor and the remainder may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve a Business Combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against a Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was $10.20 per public share on the Closing Date. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any Deferred Underwriting Commissions payable to the underwriters of the Public Offering (the “Underwriters”). The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding of Class A ordinary shareholders vote in favor of a Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the Deferred Underwriting Commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

On March 14, 2023, the Company signed a non-binding letter of intent for a business combination with a company in the critical minerals sector (“Target”). However, no assurances can be made that the Company and Target will successfully negotiate and enter into a definitive agreement regarding a business combination. Any transaction would be subject to board and equity holder approval of both companies, regulatory approvals and other customary closing conditions.

On April 3, 2023, the Company filed a definitive proxy statement with respect to an extraordinary general meeting of shareholders, to be held on May 9, 2023, to ask shareholders to approve, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend (the “Extension”) the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $897,575 in its operating bank accounts, $240,586,387 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $645,061. As of March 31, 2023, $5,986,387 of the amount on deposit in the Trust Account represented interest income, which is unavailable to fund operating expenses.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until May 15, 2023, the date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2023, then the Company will cease all operations except for the purpose of liquidating.

The Company issued the Sponsor Convertible Note to the Sponsor (see Note 4), pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than its Sponsor or an affiliate of its Sponsor as the Company do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2023, the Company had $1,750,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $350,000. If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

Going Concern

In connection with the the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that the Company will be unable to complete a Business Combination by May 15, 2023, the date of which the Company must complete a Business Combination. If, prior to that date, the required majority of shareholders do not vote in favor of extending the date to May 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 included in the condensed balance sheet have been derived from the audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K for the year ended December 31, 2022.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s unaudited condensed financial statements include, but is not limited to, valuation of the warrant liability and sponsor convertible note.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Investment Held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are classified as trading securities and presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in the interest earned in Trust Account in the unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrants and redeemable shares, which are carried at fair value and redemption value, respectively, as discussed below.

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

●	Level 2 – Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3- Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment. See Note 7 for additional information on assets and liabilities measured at fair value.

Derivative Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of March 31, 2023.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2023 and 2022. The unrecognized compensation expense related to the Class B ordinary shares at March 31, 2023 was $2,612,244 and will be recorded when the performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Income Per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the three months ended March 31, 2023 and 2022.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Redeemable Class A Ordinary Share
Numerator: Net income allocable to Redeemable Class A Ordinary Share subject to possible redemption
Net income allocable to ordinary shareholders	$1,535,788	$5,209,822
Less: Net income allocable to Class B Ordinary Shares	(307,158)	(1,041,964)
Net income allocable to Redeemable Class A Ordinary Shares subject to possible redemption	$1,228,630	$4,167,858

Denominator: Weighted Average Shares Outstanding of Class A Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	23,000,000	23,000,000
Basic and Diluted net income per share	$0.05	$0.18

Class B Ordinary Share
Numerator: Net income allocable to Class B Ordinary Share	307,158	1,041,964

Denominator: Weighted Average Shares Outstanding of Class B Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000
Basic and Diluted net income per share	$0.05	$0.18

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

On January 5, 2023, the Company borrowed $1,250,000 from the Sponsor Convertible Note. As of March 31, 2023, the Company had $1,750,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $350,000.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of March 31, 2023, the Company had incurred $167,000 under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, there were 23,000,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets.

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

Class B Ordinary shares - The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023, there were 5,750,000 shares of Class B ordinary share issued and outstanding.

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

Note 6 - Warrant Liability

As of March 31, 2023 and December 31, 2022, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

Note 7 - Fair Value Measurements

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $240,586,387 and $238,041,214, respectively, in money market funds which are invested in U.S Treasury Securities. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023, and December 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$240,586,387	$—	$—	$240,586,387
Total	$240,586,387	$—	$—	$240,586,387

Liabilities:
Sponsor convertible note	$—	$—	$350,000	$350,000
Public Warrants	1,150,000	—	—	1,150,000
Private Placement Warrants	—	1,170,000	—	1,170,000

Total	$1,150,000	$1,170,000	$350,000	$2,670,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$238,041,214	$—	$—	$238,041,214
Total	$238,041,214	$—	$—	$238,041,214

Liabilities:
Sponsor convertible note	$—	$—	$100,000	$100,000
Public Warrants	805,000	—	—	805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$100,000	$1,724,000

Transfer to or from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022. There were no transfers between levels of the hierarchy for the three months ended March 31, 2023.

The Company recognized $23,664,000 for the derivative warrant liabilities upon their issuance on November 15, 2021. The Sponsor paid an aggregate of $11,700,000 for Private Placement Warrants with an initial aggregate fair value of $11,934,000. The difference between the purchase price and the initial fair value on the Private Placement closing date is recorded against accumulated deficit.

The fair value of the sponsor convertible note for which Level 3 inputs were used at March 31, 2023, considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value.

The change in the fair value of the sponsor convertible note, measured with Level 3 inputs, for the period from December 31, 2022 through March 31, 2023, is summarized as follows:

Sponsor convertible note at December 31, 2022	$100,000
Proceeds from sponsor convertible note	1,250,000
Change in fair value of sponsor convertible note(1)	(1,000,000)
Sponsor convertible note at March 31, 2023	$350,000

(1)	Changes in valuation assumptions are recognized in the change in fair value of sponsor convertible note – related party in the statements of operations.

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

Underwriting Agreement

The Underwriters purchased 3,000,000 Units to cover over-allotments at the Public Offering price, less the underwriting commissions, bringing the total amount of Units purchased by the Underwriters to 23,000,000 Units.

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

On April 3, 2023, the Company filed a definitive proxy statement with respect to an extraordinary general meeting of shareholders, to be held on May 9, 2023, to ask shareholders to approve, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RCF Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RCF VII Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023 and under “Item 1A – Risk Factors” in this Quarterly Report.

Overview

We are a blank check company incorporated on June 9, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not entered into a definitive agreement with a business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to target assets or businesses of scale across the critical minerals value chain that are poised to benefit over the long-term from the substantial market opportunity created by the global energy transition. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the accompanying condensed unaudited financial statements, as of March 31, 2023, we had $897,575 held outside the Trust Account that is available to us to fund our working capital requirements and $240,586,387 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

If we are unable to complete our initial business combination within 18 months from the closing of the Public Offering, or May 15, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

On April 3, 2023, we filed a definitive proxy statement with respect to an extraordinary general meeting of shareholders, to be held on May 9, 2023, to ask shareholders to approve, among other things, an amendment to our amended and restated memorandum and articles of association to extend (the “Extension”) the date by which we must consummate a Business Combination from May 15, 2023 to May 15, 2024.

Results of Operations

For the three months ended March 31, 2023, we had a net income of $1,535,788, and a loss from operations of $1,313,385, which was comprised of general and administrative expenses, and non-operating income of $2,849,173. Non-operating income was comprised of a change in fair value of sponsor convertible note of $1,000,000 and interest earned in the Trust Account of $2,545,173, offset by a change in fair value of the warrant liability of $696,000. For the three months ended March 31, 2022, we had a net income of $5,209,822, and a loss from operations of $377,681, which was comprised of general and administrative expenses, and non-operating income of $5,587,503. Non-operating income was comprised of a change in fair value of warrant liability of $5,568,000 and interest earned in the Trust Account of $19,503.

Our only activities from inception to March 31, 2023 have been organizational activities, preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through March 31, 2023, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of March 31, 2023, we have available to us $897,575 of cash on our balance sheet and a working capital deficit of $645,061. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of March 31, 2023, there was $1,750,000 outstanding under the Sponsor Convertible Note with a fair value of $350,000.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow us to operate until May 15, 2023, the date at which we must complete a Business Combination (unless otherwise extended in accordance with our organizational documents). If we are unable to complete a Business Combination by May 15, 2023 (unless otherwise extended in accordance with our organizational documents), then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while we expect to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that the Company will be unable to complete a Business Combination by May 15, 2023, the date of which the Company must complete a Business Combination. If, prior to that date, the required majority of shareholders do not vote in favor of extending the date to May 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023.

As of March 31, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On January 5, 2023, the Company borrowed $1,250,000 from the Sponsor Convertible Note. As of March 31, 2023, the Company had $1,750,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $350,000.

Commitments and Contractual Obligations

At March 31, 2023, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of March 31, 2023, the Company has incurred $167,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

Underwriting Agreement

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

As of March 31, 2023, Mr. Shah received compensation of $29,167 under the Employment Agreement. The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the three months ended March 31, 2023 and 2022.

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

Redeemable Shares

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,926,483, of which $24,425 was recorded against additional paid-in capital and $28,902,058 was recorded in accumulated deficit. No such adjustments were recorded as of March 31, 2023.

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

Recent Developments

On March 14, 2023, we signed a non-binding letter of intent for a business combination with a company in the critical minerals sector (“Target”). However, no assurances can be made that we and Target will successfully negotiate and enter into a definitive agreement regarding a business combination. Any transaction would be subject to board and equity holder approval of both companies, regulatory approvals and other customary closing conditions.

On April 3, 2023, the Company filed a definitive proxy statement with respect to an extraordinary general meeting of shareholders, to be held on May 9, 2023, to ask shareholders to approve, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend (the “Extension”) the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 7, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on March 7, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 15, 2021, we consummated our Public Offering of 23,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Citigroup Global Markets Inc. and Barclays Capital Inc. acted as representatives of the Underwriters. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-260462). The SEC declared the registration statement effective on November 9, 2021.

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

Net proceeds of $234,600,000 from the Public Offering and the sale of the Private Placement are held in the Trust Account as of March 31, 2023. We incurred offering costs of $13,267,977 related to the Public Offering, including $12,650,000 in underwriting discounts. In addition, the Underwriters have agreed to waive their rights to their Deferred Underwriting Commission held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 9, 2021, which was filed with the SEC.

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

RCF ACQUISITION CORP.

Date: April 28, 2023		/s/ Sunny S. Shah
	Name:	Sunny S. Shah
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2023		/s/ Thomas M. Boehlert
	Name:	Thomas M. Boehlert
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)