Form 10-Q
period 2023-06-30
RCF Acquisition Corp.
filed 2023-08-14
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 18,764,431 Class A ordinary shares, par value $0.0001, issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one B ordinary share, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

RCF Acquisition Corp.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$572,451	$41,276
Prepaid expenses	45,833	268,368

Total current assets	618,284	309,644

Investment held in Trust Account	138,349,706	238,041,214

Total Assets	$138,967,990	$238,350,858

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,594,632	$541,320
Sponsor notes - related party	305,000	100,000

Total current liabilities	2,899,632	641,320

Non-current liabilities
Deferred underwriting commission	8,050,000	8,050,000
Warrant liability	2,784,000	1,624,000

Total non-current liabilities	10,834,000	9,674,000

Total Liabilities	13,733,632	10,315,320

Commitments and Contingencies (Note 8)
Redeemable Class A Ordinary shares
Redeemable Class A ordinary shares, $0.0001 par value; 13,014,432 and 23,000,000 shares issued and outstanding subject to possible redemption, at $10.62 and $10.35 redemption value at June 30, 2023 and December 31, 2022, respectively	138,249,706	237,941,214

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 and zero shares issued and outstanding, respectively, at June 30, 2023 and December 31, 2022	575	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one and 5,750,000 shares issued and outstanding, respectively, at June 30, 2023 and December 31, 2022	—	575
Additional paid-in capital	—	—
Accumulated deficit	(13,015,923)	(9,906,251)

Total Shareholders’ Deficit	(13,015,348)	(9,905,676)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$138,967,990	$238,350,858

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
EXPENSES
General and administrative expenses	$2,516,771	$557,530	$3,830,157	$935,211

Loss from operations	(2,516,771)	(557,530)	(3,830,157)	(935,211)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(464,000)	1,624,000	(1,160,000)	7,192,000
Change in fair value of sponsor notes - related party	1,345,000	—	2,345,000	—
Interest earned in Trust Account	2,188,695	333,200	4,733,869	352,703
Total other income	3,069,695	1,957,200	5,918,869	7,544,703

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$552,924	$1,399,670	$2,088,712	$6,609,492

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	17,842,619	23,000,000	20,407,062	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.06	$0.05	$0.14	$0.23
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE, NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	$(0.09)	$0.04	$(0.12)	$0.22

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A Ordinary Shares subject to possible redemption	—	2,545,173	—	—	—	—	—	(2,545,173)	(2,545,173)
Net income	—	—	—	—	—	—	—	1,535,788	1,535,788
Balance, March 31, 2023	23,000,000	$240,486,387	—	$—	5,750,000	$575	$—	$(10,915,636)	$(10,915,061)
Redemption of Redeemable Class A Ordinary Shares	(9,985,568)	(104,889,892)	—	—	—	—	—	—	—
Remeasurement of Redeemable Class A Ordinary Shares subject to possible redemption	—	2,653,211	—	—	—	—	—	(2,653,211)	(2,653,211)
Conversion of Non-Redeemable Class B Ordinary Shares to Non-Redeemable Class A Ordinary Shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	552,924	552,924
Balance, June 30, 2023	13,014,432	$138,249,706	5,749,999	$575	1	$—	$—	$(13,015,923)	$(13,015,348)

For the Six Months Ended June 30, 2022

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	—	$—	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Net income	—	—	—	—	—	—	—	5,209,822	5,209,822
Balance, March 31, 2022	23,000,000	$234,600,000	—	$—	5,750,000	$575	$—	$(15,198,714)	$(15,198,139)
Remeasurement of Redeemable Class A Ordinary Shares subject to possible redemption	—	254,954	—	—	—	—	—	(254,954)	(254,954)
Net income	—	—	—	—	—	—	—	1,399,670	1,399,670
Balance, June 30, 2022	23,000,000	$234,854,954	—	$—	5,750,000	$575	$—	$(14,053,998)	$(14,053,423)

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,088,712	$6,609,492
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	1,160,000	(7,192,000)
Change in fair value of sponsor notes - related party	(2,345,000)	—
Interest earned in Trust Account	(4,733,869)	(352,703)
Changes in operating assets and liabilities:
Prepaid expenses	222,536	329,467
Accounts payable and accrued expenses	2,053,312	102,801
Net cash flows used in operating activities	(1,554,309)	(502,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	$104,889,892	—
Investment of cash in Trust Account	(464,516)	—
Net cash flows provided by investing activities	104,425,376	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor notes - related party	$2,550,000	—
Redemption of Redeemable Class A Ordinary Shares	(104,889,892)	—
Net cash flows used in financing activities	(102,339,892)	—

NET CHANGE IN CASH	531,175	(502,943)
CASH, BEGINNING OF PERIOD	41,276	700,293
CASH, END OF PERIOD	$572,451	$197,350
Supplemental disclosure of noncash activities:
Accretion of Redeemable Class A Ordinary Shares subject to possible redemption	$5,198,384	$254,954

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

RCF Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on June 9, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s sponsor is RCF VII Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year end.

All activity for the period from June 9, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Public Offering”), and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

In its Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each unit consists of one share of Class A ordinary shares and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6). The Company intends to finance a Business Combination with the remaining proceeds from its $230,000,000 Public Offering and $11,700,000 Private Placement.

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

On May 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share to convert into Class A Ordinary Shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder.

Additionally, on May 9, 2023, the Company held the Extraordinary General Meeting, in connection with which, shareholders holding an aggregate of 9,985,568 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.50 per share (the “Redemption”), for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account. Following the Redemption, $136,755,526 remained in the Company’s Trust Account.

The Company extended the time for a Business Combination from May 15, 2023 to May 15, 2024. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders (as defined in Note 4 below) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4 below) if the Company fails to complete a Business Combination by May 15, 2024. However, if the Initial Shareholders acquire public shares after the Closing Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination by May 15, 2024.

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

The funds held in the Trust Account will not be released until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination by May 15, 2024, subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination by May 15, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $572,451 in its operating bank accounts, $138,349,706 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,281,348.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until May 15, 2024, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2024, then the Company will cease all operations except for the purpose of liquidating.

As of June 30, 2023, the Company had $3,050,000 in outstanding borrowings under the Sponsor Notes with a fair value of $305,000 (see Note 4). If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before May 15, 2024 (or such earlier date as determined by the board of Directors and included in a public announcement), then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2024.

Risks and Uncertainties

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Correction of Immaterial Errors in the Previously Issued Financial Statements

In connection with the preparation of the financial statements, the Company determined that there were immaterial errors related to the calculation of Redeemable Class A Ordinary Shares, which also impacted shareholders’ deficit in the previously issued financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023. These immaterial errors were also included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Management did not accrete or remeasure the Redeemable Class A Ordinary Shares at redemption value to account for the interest earned on the Trust Account.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were immaterial to its previously issued financial statements but is material to the current year financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that the error has been corrected by adjusting the opening balance sheet of the earliest period presented, December 31, 2022, to adjust the Redeemable Class A Ordinary Shares to its redemption value with the offset to accumulated deficit. Within this filing, the Company also adjusted the financial statements of all prior periods presented to reflect the correct amounts.

The Company is reporting the correction of those comparative periods in this Quarterly Report. The following are the selected line items from the Company’s financial statements for the affected comparative periods presented in this filing with the effect of these corrections:

	As Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2022
Redeemable Class A Ordinary shares	$234,600,000	$3,341,214	$237,941,214
Accumulated deficit	(6,565,037)	(3,341,214)	(9,906,251)
Total Shareholders’ Deficit	(6,564,462)	(3,341,214)	(9,905,676)

	As Reported	Adjustment	As Revised
Balance Sheet as of June 30, 2022
Redeemable Class A Ordinary shares	$234,600,000	$254,954	$234,854,954
Accumulated deficit	(13,799,044)	(254,954)	(14,053,998)
Total Shareholders’ Deficit	(13,798,469)	(254,954)	(14,053,423)

Statement of Operations for the period ended June 30, 2022
BASIC AND DILUTED NET INCOME PER SHARE, NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES - For the three months ended June 30, 2022	$0.05	$(0.01)	$0.04
BASIC AND DILUTED NET INCOME PER SHARE, NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES - For the six months ended June 30, 2022	$0.23	$(0.01)	$0.22

Statement of Cash Flows for the six months ended June 30, 2022
Supplemental disclosure of noncash activities:
Accretion of Redeemable Class A Ordinary Shares subject to possible redemption	$—	$254,954	$254,954

For the three months ended March 31, 2023, there was no impact of this correction on net income. The following are the impact of this correction on the balance sheet and basic and diluted income per ordinary share:

	As Reported	Adjustment	As Revised
Balance Sheet as of March 31, 2023
Redeemable Class A Ordinary shares	$234,600,000	$5,886,387	$240,486,387
Accumulated deficit	(5,029,249)	(5,886,387)	(10,915,636)
Total Shareholders’ Deficit	(5,028,674)	(5,886,387)	(10,915,061)

	As Reported	Adjustment	As Revised

Statement of Operations for the three months ended March 31, 2023
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.05	$0.03	$0.08
BASIC AND DILUTED NET INCOME PER SHARE, NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	$0.05	$(0.09)	$(0.04)

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 included in the condensed balance sheet have been derived from the audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K for the year ended December 31, 2022.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s unaudited condensed financial statements include, but is not limited to, valuation of the warrant liability and sponsor notes.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Redeemable Shares Subject to Possible Redemption

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

At June 30, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(104,889,892)
Plus:
Remeasurement of carrying value to redemption value	5,198,384
Redeemable Class A Ordinary Shares subject to possible redemption at June 30, 2023	$138,249,706

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2023 and 2022. The unrecognized compensation expense related to the Class B ordinary shares at June 30, 2023 was $2,612,244 and will be recorded when the performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Income Per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and six months ended June 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$552,924	$1,399,670	$2,088,712	$6,609,492
Less: Accretion of temporary equity to redemption value	(2,653,211)	(254,954)	(5,198,384)	(254,954)
Net income (loss) including accretion of temporary equity to redemption value	$(2,100,287)	$1,144,716	$(3,109,672)	$6,354,538

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable Class A Ordinary Shares
Numerator:
Net income (loss) allocable to Redeemable Class A Ordinary Shareholders	$(1,588,405)	$915,773	$(2,426,085)	$5,083,630
Add: Deemed dividend for accretion of temporary equity to redemption value	2,653,211	254,954	5,198,384	254,954
Net income allocable to Redeemable Class A Ordinary Shareholders subject to possible redemption	$1,064,806	$1,170,727	$2,772,299	$5,338,584

Denominator:
Basic and Diluted Weighted Average Shares Outstanding	17,842,619	23,000,000	20,407,062	23,000,000
Basic and Diluted net income per share	$0.06	$0.05	$0.14	$0.23

Non-Redeemable Ordinary Shares
Numerator:
Net income (loss) allocable to Non-Redeemable Class A and Class B Ordinary Shareholders	$(511,883)	$228,943	$(683,586)	$1,270,908

Denominator:
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and Diluted net income (loss) per share	$(0.09)	$0.04	$(0.12)	$0.22

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Share held by them on a one-for-one basis into non-redeemable Class A Ordinary Shares, with immediate effect (see Note 5).

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

If the Company does not complete a Business Combination within the extended date of May 15, 2024, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Sponsor Notes

Sponsor Convertible Note

On April 1, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal was initially due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”). If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

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

On May 11, 2023, the Company amended and restated the Sponsor Convertible Note to extend the maturity date from the earlier of (i) May 15, 2023 and (ii) the effective date of a Business Combination to the earlier of (i) May 15, 2024 and (ii) a Business Combination.

On January 5, 2023 and May 5, 2023, the Company borrowed $1,250,000 and $850,000, respectively, from the Sponsor Convertible Note. As of June 30, 2023, the Company had $2,600,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $260,000.

Issuance of Extension Convertible Promissory Note

In connection with the extension of the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024, the Company issued a convertible promissory note (the “Extension Convertible Promissory Note”) to the Sponsor with a principal amount up to $3,600,000. The Extension Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the effective date of a Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination by the Extended Date, the Extension Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Convertible Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the IPO.

On May 9, 2023 and June 2, 2023, the Company borrowed $150,000 and $300,000, respectively, from the Extension Convertible Promissory Note. As of June 30, 2023, the Company had $450,000 in outstanding borrowings under the Extension Convertible Promissory Note with a fair value of $45,000.

Therefore, the total notes outstanding with the Sponsor was $305,000 for the Extension Convertible Promissory Note and the Sponsor Convertible Note.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of June 30, 2023, the Company had incurred $197,000 under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, there were 13,014,432 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets and 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding and were classified as shareholders’ deficit on the balance sheets.

On May 9, 2023, the Company held the Extraordinary General Meeting, in connection with which, shareholders holding an aggregate of 9,985,568 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.50 per share, for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account. Following the Redemption, $136,755,526 remained in the Company’s Trust Account.

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

On May 9, 2023, the Company eliminated from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of June 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B Ordinary Share issued and outstanding. The Non-Redeemable Class A Ordinary Shares and the Class B Ordinary share contain the same terms and provisions and performance condition.

Note 6 - Warrant Liability

As of June 30, 2023 and December 31, 2022, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

Note 7 - Fair Value Measurements

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $138,349,706 and $238,041,214, respectively, in money market funds which are invested in U.S Treasury Securities. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2023, and December 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$138,349,706	$—	$—	$138,349,706
Total	$138,349,706	$—	$—	$138,349,706

Liabilities:
Sponsor notes	$—	$—	$305,000	$305,000
Public Warrants	1,380,000	—	—	1,380,000
Private Placement Warrants	—	1,404,000	—	1,404,000

Total	$1,380,000	$1,404,000	$305,000	$3,089,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$238,041,214	$—	$—	$238,041,214
Total	$238,041,214	$—	$—	$238,041,214

Liabilities:
Sponsor notes	$—	$—	$100,000	$100,000
Public Warrants	805,000	—	—	805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$100,000	$1,724,000

Transfer to or from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022. There were no transfers between levels of the hierarchy for the six months ended June 30, 2023.

The Company recognized $23,664,000 for the derivative warrant liabilities upon their issuance on November 15, 2021. The Sponsor paid an aggregate of $11,700,000 for Private Placement Warrants with an initial aggregate fair value of $11,934,000. The difference between the purchase price and the initial fair value on the Private Placement closing date is recorded against accumulated deficit.

The fair value of the sponsor notes for which Level 3 inputs were used at June 30, 2023, considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value.

The change in the fair value of the sponsor notes, measured with Level 3 inputs, for the period from December 31, 2022 through June 30, 2023, is summarized as follows:

Sponsor notes at December 31, 2022	$100,000
Proceeds from sponsor convertible note	2,100,000
Change in fair value of sponsor convertible note(1)	(1,940,000)
Proceeds from extension convertible promissory note	450,000
Change in fair value of extension convertible promissory note(1)	(405,000)
Sponsor notes at June 30, 2023	$305,000

(1)	Changes in valuation assumptions are recognized in the change in fair value of sponsor notes - related party in the statements of operations.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023 and under “Item 1A - Risk Factors” in this Quarterly Report.

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

As indicated in the accompanying condensed unaudited financial statements, as of June 30, 2023, we had $572,451 held outside the Trust Account that is available to us to fund our working capital requirements and $138,349,706 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in the Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, if any, the funds held in the Trust Account would not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by May 15, 2024, subject to applicable law, (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 15, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

If we are unable to complete our initial business combination within the extended date from the closing of the Public Offering, or May 15, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

For the six months ended June 30, 2023, we had a net income of $2,088,712, and a loss from operations of $3,830,157, which was comprised of general and administrative expenses, and non-operating income of $5,918,869. Non-operating income was comprised of a change in fair value of sponsor notes of $2,345,000 and interest earned in the Trust Account of $4,733,869, offset by a change in fair value of the warrant liability of $1,160,000. For the three months ended June 30, 2023, we had a net income of $552,924, and a loss from operations of $2,516,771, which was comprised of general and administrative expenses, and non-operating income of $3,069,695. Non-operating income was comprised of a change in fair value of sponsor notes of $1,345,000 and interest earned in the Trust Account of $2,188,695, offset by a change in fair value of the warrant liability of $464,000.

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

Our only activities from inception to June 30, 2023 have been organizational activities, preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through June 30, 2023, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

In connection with the preparation of the financial statements, the Company determined that there were errors related to the calculation of Redeemable Class A Ordinary Shares, which also impacted shareholders’ deficit in the previously issued financial statements for the three months and six months ended June 30, 2022. Refer to Footnote 2 “Correction of immaterial errors in the Previously Issued Financial Statements” for details. The corrections were not material to prior year or interim periods.

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

On May 9, 2023, the Company held an extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from May 15, 2023 to May 15, 2024 by amending the Company’s Existing Charter (the “Extension Amendment”). The Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the Extension Amendment, shareholders holding an aggregate of 9,985,568 Class A Ordinary Shares of the Company exercised their right to redeem their ordinary shares for approximately $10.50 per share, for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account. Following the Redemption, $136,755,526 remained in the Company’s Trust Account. As a result, $104,889,892 was deducted from the Trust Account to pay such holders.

In connection with the above mentioned extension, beginning on May 16, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day), the Company shall deposit additional funds into the Trust Account established in connection with the Company’s initial public offering an amount equal to the lesser of (i) $0.03 per public share multiplied by the number of Class A ordinary shares, par value $0.0001 per share, then outstanding and not redeemed in connection with the Extension Amendment and (ii) $300,000 (or a pro rata portion thereof if less than a full month), until the earlier of (a) the completion of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses and (b) the announcement of the Company’s intention to wind up its operations. The Company deposited $164,516 and $300,000 in the Trust Account for the months of May and June 2023, respectively.

As of June 30, 2023, we have available to us $572,451 of cash on our balance sheet and a working capital deficit of $2,281,348. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2023, there was $2,600,000 outstanding under the Sponsor Convertible Note with a fair value of $260,000.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow us to operate until May 15, 2024, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by May 15, 2024, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while we expect to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that the Company will be unable to complete a Business Combination by May 15, 2024, the extended date of which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2024.

As of June 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Management continues to evaluate the impact of the ongoing military conflict in Ukraine and has concluded that while it is reasonably possible that the conflict in Ukraine could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of June 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B Ordinary Share issued and outstanding.

Sponsor Notes

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

On May 11, 2023, the Company amended and restated the Sponsor Convertible Note to extend the maturity date from the earlier of (i) May 15, 2023 and (ii) the effective date of a Business Combination to the earlier of (i) May 15, 2024 and (ii) a Business Combination.

On January 5, 2023 and May 5, 2023, the Company borrowed $1,250,000 and $850,000, respectively, from the Sponsor Convertible Note. As of June 30, 2023, the Company had $2,600,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $260,000.

Issuance of Extension Convertible Promissory Note

In connection with the extension of the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024, the Company issued a convertible promissory note (the “Extension Convertible Promissory Note”) to the Sponsor with a principal amount up to $3,600,000. The Extension Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the effective date of a Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination by the Extended Date, the Extension Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Convertible Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the IPO.

On May 9, 2023 and June 2, 2023, the Company borrowed $150,000 and $450,000, respectively, from the Extension Convertible Promissory Note. As of June 30, 2023, the Company had $450,000 in outstanding borrowings under the Extension Convertible Promissory Note with a fair value of $45,000.

Therefore, the total notes outstanding with the Sponsor was $305,000 for the Extension Convertible Promissory Note and the Sponsor Convertible Note

Commitments and Contractual Obligations

At June 30, 2023, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of June 30, 2023, the Company has incurred $197,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

As of June 30, 2023, Mr. Shah received compensation of $41,667 under the Employment Agreement. The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

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

Income Per Ordinary Share

The Company’s statement of operations includes a presentation of income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and six months ended June 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares.

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

At June 30, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(104,889,892)
Plus:
Remeasurement of carrying value to redemption value	5,198,384
Redeemable Class A Ordinary Shares subject to possible redemption at June 30, 2023	$138,249,706

On May 9, 2023, the Company held the Extraordinary General Meeting, in connection with which, shareholders holding an aggregate of 9,985,568 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.50 per share, for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account. Following the Redemption, $136,755,526 remained in the Company’s Trust Account.

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

Recent Developments

On May 9, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share to convert into Class A Ordinary Shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder.

On May 9, 2023, as discussed above, pursuant to the Charter, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Shares held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of June 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B Ordinary Share issued and outstanding.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, this material weakness could result in a misstatement of the Company's complex financial reporting transactions and related disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has undertaken remediation steps to address the material weaknesses, including increasing its management review processes over complex financial reporting transactions. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weaknesses.

Changes in Internal Control over Financial Reporting

Aside from implementing the remediation steps above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, Filed with the SEC on November 16, 2021)

3.2	Amendments to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, Filed with the SEC on May 15, 2023)

10.1	Promissory Note Issued to RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Filed with the SEC on May 15, 2023)

10.2	Amended and Restated Promissory Note Issued to RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Filed with the SEC on May 15, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCF ACQUISITION CORP.

Date: August 14, 2023		/s/ Sunny S. Shah
	Name:	Sunny S. Shah
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2023		/s/ Thomas M. Boehlert
	Name:	Thomas M. Boehlert
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)