Form 10-Q
period 2023-09-30
RCF Acquisition Corp.
filed 2023-11-03
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 18,764,431 Class A ordinary shares, par value $0.0001, issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

RCF Acquisition Corp.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$149,568	$41,276
Prepaid expenses	21,250	268,368

Total current assets	170,818	309,644

Investment held in Trust Account	141,049,390	238,041,214

Total Assets	$141,220,208	$238,350,858

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,369,804	$541,320
Sponsor notes - related party	247,500	100,000

Total current liabilities	1,617,304	641,320

Non-current liabilities
Deferred underwriting commission	8,050,000	8,050,000
Warrant liability	1,624,000	1,624,000

Total non-current liabilities	9,674,000	9,674,000

Total Liabilities	11,291,304	10,315,320

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE CLASS A ORDINARY SHARES
Redeemable Class A ordinary shares, $0.0001 par value; 13,014,432 and 23,000,000 shares issued and outstanding subject to possible redemption, at $10.83 and $10.35 redemption value at September 30, 2023 and December 31, 2022, respectively	140,949,390	237,941,214

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 and zero shares issued and outstanding, respectively, at September 30, 2023 and December 31, 2022	575	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one and 5,750,000 shares issued and outstanding, respectively, at September 30, 2023 and December 31, 2022	—	575
Additional paid-in capital	—	—
Accumulated deficit	(11,021,061)	(9,906,251)

Total Shareholders’ Deficit	(11,020,486)	(9,905,676)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$141,220,208	$238,350,858

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
EXPENSES
General and administrative expenses	$222,638	$402,372	$4,052,795	$1,337,583

Loss from operations	(222,638)	(402,372)	(4,052,795)	(1,337,583)

OTHER INCOME
Change in fair value of warrant liability	1,160,000	3,016,000	—	10,208,000
Change in fair value of sponsor notes - related party	1,957,500	—	4,302,500	—
Interest earned in Trust Account	1,799,684	1,060,800	6,533,553	1,413,503
Total other income	4,917,184	4,076,800	10,836,053	11,621,503

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$4,694,546	$3,674,428	$6,783,258	$10,283,920

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE CLASS A ORDINARY SHARES, BASIC AND DILUTED	13,014,432	23,000,000	17,915,773	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE CLASS A ORDINARY SHARES	$0.31	$0.14	$0.39	$0.37
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE, NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	$0.11	$0.09	$(0.05)	$0.31

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,545,173	—	—	—	—	—	(2,545,173)	(2,545,173)
Net income	—	—	—	—	—	—	—	1,535,788	1,535,788
Balance, March 31, 2023	23,000,000	$240,486,387	—	$—	5,750,000	$575	$—	$(10,915,636)	$(10,915,061)
Redemption of Redeemable Class A ordinary shares	(9,985,568)	(104,889,892)	—	—	—	—	—	—	—
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,653,211	—	—	—	—	—	(2,653,211)	(2,653,211)
Conversion of Non-Redeemable Class B ordinary shares to Non-Redeemable Class A ordinary shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	552,924	552,924
Balance, June 30, 2023	13,014,432	$138,249,706	5,749,999	$575	1	$—	$—	$(13,015,923)	$(13,015,348)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,699,684	—	—	—	—	—	(2,699,684)	(2,699,684)
Net income	—	—	—	—	—	—	—	4,694,546	4,694,546
Balance, September 30, 2023	13,014,432	$140,949,390	5,749,999	$575	1	$—	$—	$(11,021,061)	$(11,020,486)

For the Nine Months Ended September 30, 2022

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	—	$—	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Net income	—	—	—	—	—	—	—	5,209,822	5,209,822
Balance, March 31, 2022	23,000,000	$234,600,000	—	$—	5,750,000	$575	$—	$(15,198,714)	$(15,198,139)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	254,954	—	—	—	—	—	(254,954)	(254,954)
Net income	—	—	—	—	—	—	—	1,399,670	1,399,670
Balance, June 30, 2022	23,000,000	$234,854,954	—	$—	5,750,000	$575	$—	$(14,053,998)	$(14,053,423)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	1,060,800	—	—	—	—	—	(1,060,800)	(1,060,800)
Net income	—	—	—	—	—	—	—	3,674,428	3,674,428
Balance, September 30, 2022	23,000,000	$235,915,754	—	$—	5,750,000	$575	$—	$(11,440,370)	$(11,439,795)

See accompanying notes to the unaudited condensed financial statements

RCF Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,783,258	$10,283,920
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	—	(10,208,000)
Change in fair value of sponsor notes - related party	(4,302,500)	—
Interest earned in Trust Account	(6,533,553)	(1,413,503)
Changes in operating assets and liabilities:
Prepaid expenses	247,119	531,505
Accounts payable and accrued expenses	828,484	218,785
Net cash flows used in operating activities	(2,977,192)	(587,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	104,889,892	—
Investment of cash in Trust Account	(1,364,516)	—
Net cash flows provided by investing activities	103,525,376	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor notes - related party	4,450,000	—
Redemption of Redeemable Class A ordinary shares	(104,889,892)	—
Net cash flows provided by financing activities	(100,439,892)	—

NET CHANGE IN CASH	108,292	(587,293)
CASH, BEGINNING OF PERIOD	41,276	700,293
CASH, END OF PERIOD	$149,568	$113,000

Supplemental disclosure of noncash activities:
Accretion of Redeemable Class A ordinary shares subject to possible redemption	$7,898,068	$1,315,754

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Public Offering”), and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

Financing

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

Trust Account

On May 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $149,568 in its operating bank accounts, $141,049,390 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,446,486.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until May 15, 2024, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2024, then the Company will cease all operations except for the purpose of liquidating.

As of September 30, 2023, the Company had $4,950,000 in outstanding borrowings under the Sponsor Notes with a fair value of $247,500 (see Note 4). If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before May 15, 2024 (or such earlier date as determined by the board of Directors and included in a public announcement), then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, the date for mandatory liquidation and subsequent dissolution. The Sponsor is not obligated to advance additional capital. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2024.

Risks and Uncertainties

The length and impact of the ongoing military conflict between Russia and Ukraine and the most recent escalation of ongoing conflict in the Middle East are highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result, these could have negative effect domestically and internationally and the impact of these conflicts are not determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Correction of Immaterial Errors in the Previously Issued Financial Statements

In connection with the preparation of the financial statements as of and for the period ended June 30, 2023, the Company determined that there were immaterial errors related to the calculation of Redeemable Class A ordinary shares, which also impacted shareholders’ deficit in the previously issued financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2023. These immaterial errors were also included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Management did not accrete or remeasure the Redeemable Class A ordinary shares at redemption value to account for the interest earned on the Trust Account.

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

The Company is reporting the correction of those comparative periods in this Quarterly Report. The following are the selected line items from the Company’s financial statements for the affected comparative periods presented in this filing with the effect of these corrections:

	As Reported	Adjustment	As Revised
Balance Sheet as of September 30, 2022
Redeemable Class A ordinary shares	$234,600,000	$1,315,754	$235,915,754
Accumulated deficit	(10,124,616)	(1,315,754)	(11,440,370)
Total Shareholders’ Deficit	(10,124,041)	(1,315,754)	(11,439,795)

Statement of Operations for the period ended September 30, 2022
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares - For the three months ended September 30, 2022	0.13	0.01	0.14
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares - For the nine months ended September 30, 2022	0.36	0.01	0.37
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B ordinary shares - For the three months ended September 30, 2022	$0.13	$(0.04)	$0.09
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B ordinary shares - For the nine months ended September 30, 2022	$0.36	$(0.05)	$0.31

Statement of Cash Flows for the nine months ended September 30, 2022
Supplemental disclosure of noncash activities:
Accretion of Redeemable Class A ordinary shares subject to possible redemption	$—	$1,315,754	$1,315,754

The following shows the impact of this correction on the balance sheets for the following periods:

	As Reported	Adjustment	As Revised
Balance Sheet as of June 30, 2022
Redeemable Class A ordinary shares	$234,600,000	$254,954	$234,854,954
Accumulated deficit	(13,799,044)	(254,954)	(14,053,998)
Total shareholders’ deficit	(13,798,469)	(254,954)	(14,053,423)

	As Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2022
Redeemable Class A ordinary shares	$234,600,000	$3,341,214	$237,941,214
Accumulated deficit	(6,565,037)	(3,341,214)	(9,906,251)
Total shareholders’ deficit	(6,564,462)	(3,341,214)	(9,905,676)

For the three months ended March 31, 2023, there was no impact of this correction on net income. The following are the impact of this correction on the balance sheet and basic and diluted income per ordinary share:

	As Reported	Adjustment	As Revised
Balance Sheet as of March 31, 2023
Redeemable Class A ordinary shares	$234,600,000	$5,886,387	$240,486,387
Accumulated deficit	(5,029,249)	(5,886,387)	(10,915,636)
Total shareholders’ deficit	(5,028,674)	(5,886,387)	(10,915,061)
Statement of Operations for the three months ended March 31, 2023
Basic and diluted net income per share, Redeemable Cass A ordinary shares	$0.05	$0.03	$0.08
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B ordinary shares	$0.05	$(0.09)	$(0.04)

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022 included in the condensed balance sheet have been derived from the audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

●	Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

At September 30, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A ordinary shares	(104,889,892)
Plus:
Remeasurement of carrying value to redemption value	7,898,068
Redeemable Class A ordinary shares subject to possible redemption at September 30, 2023	$140,949,390

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and nine months ended September 30, 2023 and 2022. The unrecognized compensation expense related to the Class B ordinary shares at September 30, 2023 was $2,612,244 and will be recorded when the performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Income (Loss) Per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income (loss) per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income (loss) between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$4,694,546	$3,674,428	$6,783,258	$10,283,920
Less: Accretion of temporary equity to redemption value	(2,699,684)	(1,060,800)	(7,898,068)	(1,315,754)
Net income (loss) including accretion of temporary equity to redemption value	$1,994,862	$2,613,628	$(1,114,810)	$8,968,166

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Redeemable Class A Ordinary Shares
Numerator:
Net income (loss) allocable to Redeemable Class A ordinary shareholders	$1,383,575	$2,090,902	$(843,948)	$7,174,533
Add: Deemed dividend for accretion of temporary equity to redemption value	2,699,684	1,060,800	7,898,068	1,315,754
Net income allocable to Redeemable Class A ordinary shareholders subject to possible redemption	$4,083,259	$3,151,702	$7,054,120	$8,490,287

Denominator:
Basic and Diluted Weighted Average Shares Outstanding	13,014,432	23,000,000	17,915,773	23,000,000
Basic and Diluted net income per share	$0.31	$0.14	$0.39	$0.37

Non-Redeemable Ordinary Shares
Numerator: Net income (loss) allocable to Non-Redeemable Class A and Class B ordinary shares	611,287	522,726	(270,862)	1,793,633

Denominator:
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and Diluted net income (loss) per share	$0.11	$0.09	$(0.05)	$0.31

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

For the nine months ended September 30, 2023, the Company borrowed $3,100,000 from the Sponsor Convertible Note. As of September 30, 2023 and December 31, 2022, the Company had $3,600,000 and $500,000 in total outstanding borrowings under the Sponsor Convertible Note with a fair value of $180,000 and $100,000, respectively.

Issuance of Extension Convertible Promissory Note

In the second quarter of 2023, the Company issued a convertible promissory note (the “Extension Convertible Promissory Note”) to the Sponsor with a principal amount up to $3,600,000. The Extension Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the effective date of a Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination by the Extended Date, the Extension Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Convertible Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the IPO.

In the second quarter and third quarter of 2023, the Company borrowed $450,000 and $900,000, respectively, from the Extension Convertible Promissory Note. As of September 30, 2023, the Company had $1,350,000 in outstanding borrowings under the Extension Convertible Promissory Note with a fair of $67,500.

Therefore, the total fair value of notes outstanding with the Sponsor was $247,500 for the Extension Convertible Promissory Note and the Sponsor Convertible Note as of September 30, 2023.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of September 30, 2023, the Company had incurred $227,000 under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, there were 13,014,432 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets and 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding and were classified as shareholders’ deficit on the balance sheets.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A ordinary shares, with immediate effect. Following such conversion, as of September 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A ordinary shares and the Class B ordinary share contain the same terms and provisions and performance condition.

Note 6 - Warrant Liability

As of September 30, 2023 and December 31, 2022, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

Note 7 - Fair Value Measurements

As of September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $141,049,390 and $238,041,214, respectively, in money market funds which are invested in U.S Treasury Securities. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2023, and December 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$141,049,390	$—	$—	$141,049,390
Total	$141,049,390	$—	$—	$141,049,390

Liabilities:
Sponsor notes	$—	$—	$247,500	$247,500
Public Warrants	805,000	—	—	805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$247,500	$1,871,500

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$238,041,214	$—	$—	$238,041,214
Total	$238,041,214	$—	$—	$238,041,214

Liabilities:
Sponsor notes	$—	$—	$100,000	$100,000
Public Warrants	805,000	—	—	805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$100,000	$1,724,000

Transfer to or from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022. There were no transfers between levels of the hierarchy for the nine months ended September 30, 2023.

The change in the fair value of Private Placement Warrants, measured with Level 2 inputs, amounted to $585,000 and zero for the three and nine months ended September 30, 2023, respectively.

The fair value of the sponsor notes for which Level 3 inputs were used at September 30, 2023, considers the likelihood of an initial business combination closing and the potential value of such transaction against the likelihood of no initial business combination taking place resulting in the redemption of the public shares and the fair value of the loan approximating its liquidation value.

The change in the fair value of the sponsor notes, measured with Level 3 inputs, for the period from December 31, 2022 through September 30, 2023, is summarized as follows:

Sponsor notes at December 31, 2022	$100,000
Proceeds from sponsor convertible note	3,100,000
Change in fair value of sponsor convertible note(1)	(3,020,000)
Proceeds from extension convertible promissory note	1,350,000
Change in fair value of extension convertible promissory note(1)	(1,282,500)
Sponsor notes at September 30, 2023	$247,500

(1)	Changes in valuation assumptions are recognized in the change in fair value of sponsor notes - related party in the statements of operations.

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

Note 9 - Subsequent Events

On November 1, 2023, the Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Purchaser”), pursuant to which, among other things, the Purchaser will acquire certain of the Sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”). The closing of the transactions contemplated by the SPA is expected to be on November 6, 2023, subject to the terms and conditions described therein.

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these unaudited condensed financial statements, except on the item noted above, no subsequent events which required adjustment or disclosure.

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

Overview

We are a blank check company incorporated on June 9, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not entered into a definitive agreement with a business combination target with respect to an initial business combination. While we may pursue an initial business combination target in any industry, we intend to target assets or businesses of scale across the critical minerals value chain that are poised to benefit over the long-term from the substantial market opportunity created by the global energy transition. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the accompanying condensed unaudited financial statements, as of September 30, 2023, we had $149,568 held outside the Trust Account that is available to us to fund our working capital requirements and $141,049,390 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Results of Operations

For the nine months ended September 30, 2023, we had a net income of $6,783,258, and a loss from operations of $4,052,795, which was comprised of general and administrative expenses, and non-operating income of $10,836,053. Non-operating income was comprised of a change in fair value of sponsor notes of $4,302,500 and interest earned in the Trust Account of $6,533,553. For the three months ended September 30, 2023, we had a net income of $4,694,546, and a loss from operations of $222,638, which was comprised of general and administrative expenses, and non-operating income of $4,917,184. Non-operating income was comprised of a change in fair value of sponsor notes of $1,957,500, interest earned in the Trust Account of $1,799,684, and a change in fair value of the warrant liability of $1,160,000.

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

Our only activities from inception to September 30, 2023 have been organizational activities, preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through September 30, 2023, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

In connection with the preparation of the financial statements for the period ended June 30, 2023, the Company determined that there were errors related to the calculation of Redeemable Class A ordinary shares, which also impacted shareholders’ deficit in the previously issued financial statements for the three months and nine months ended September 30, 2022. Refer to Footnote 2 “Correction of Immaterial Errors in the Previously Issued Financial Statements” for details. The corrections were not material to prior year or interim periods.

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

On May 9, 2023 we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share to convert into Class A ordinary shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder.

In connection with the Extended Date, shareholders holding an aggregate of 9,985,568 Class A ordinary shares of the Company exercised their right to redeem their ordinary shares for approximately $10.50 per share, for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account.

In connection with the above extension, beginning on May 16, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day), the Company shall deposit additional funds into the Trust Account established in connection with the Company’s initial public offering an amount equal to the lesser of (i) $0.03 per public share multiplied by the number of Class A ordinary shares, par value $0.0001 per share, then outstanding and not redeemed in connection with the Extension Amendment and (ii) $300,000 (or a pro rata portion thereof if less than a full month), until the earlier of (a) the completion of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses and (b) the announcement of the Company’s intention to wind up its operations. The Company deposited $464,516 and $900,000 in the Trust Account in second quarter and third quarter of 2023, respectively. As of September 30, 2023, there was $1,350,000 outstanding under the Extension Convertible Promissory Note with a fair value of $67,500.

As of September 30, 2023, we have available to us $149,568 of cash on our balance sheet and a working capital deficit of $1,446,486. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2023, there was $3,600,000 outstanding under the Sponsor Convertible Note with a fair value of $180,000.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow us to operate until May 15, 2024, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by May 15, 2024, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while we expect to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that if the Company will be unable to complete a Business Combination by May 15, 2024, the extended date of which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by May 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2024.

As of September 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Management continues to evaluate the impact of the ongoing military conflict in Ukraine and the most recent escalation of ongoing conflict in Middle East and has concluded that while it is reasonably possible that the conflict in Ukraine and Middle East could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A ordinary shares, with immediate effect. Following such conversion, as of September 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding.

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

For the nine months ended September 30, 2023, the Company borrowed $3,100,000 from the Sponsor Convertible Note. As of September 30, 2023 and December 31, 2022, the Company had $3,600,000 and $500,000 in outstanding borrowings under the Sponsor Convertible Note with a fair value of $180,000 and $100,000, respectively.

Issuance of Extension Convertible Promissory Note

In the second quarter of 2023, the Company issued a convertible promissory note (the “Extension Convertible Promissory”) Note to the Sponsor with a principal amount up to $3,600,000. The Extension Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the effective date of a Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate a Business Combination by the Extended Date, the Extension Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Convertible Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the IPO.

In the second quarter and third quarter of 2023, the Company borrowed $450,000 and $900,000, respectively, from the Extension Convertible Promissory Note. As of September 30, 2023, the Company had $1,350,000 in outstanding borrowings under the Extension Convertible Promissory Note with a fair value of $67,500.

Therefore, the total notes outstanding with the Sponsor was $247,500 for the Extension Convertible Promissory Note and the Sponsor Convertible Note as of September 30, 2023.

Commitments and Contractual Obligations

At September 30, 2023, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. As of September 30, 2023, the Company has incurred $227,000 in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

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

As of September 30, 2023, Mr. Shah received compensation of $62,096 under the Employment Agreement. The foregoing description of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, filed as Exhibit 10.8 to this Annual Report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company does not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company evaluates the estimates and judgments on an ongoing basis. The Company bases the estimates on experience and various other assumptions that the Company believes are reasonable under the circumstances. All of the Company’s significant accounting policies, including certain critical accounting policies and estimates, are disclosed in the 2022 10-K.

Income (Loss) Per Ordinary Share

The Company’s statement of operations includes a presentation of income (loss) per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net income per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net income (loss) per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income (loss) between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

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

At September 30, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A ordinary shares	(104,889,892)
Plus:
Remeasurement of carrying value to redemption value	7,898,068
Redeemable Class A ordinary shares subject to possible redemption at September 30, 2023	$140,949,390

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

Recent Developments

On November 1, 2023, the Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Purchaser”), pursuant to which, among other things, the Purchaser will acquire certain of the Sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”). The closing of the transactions contemplated by the SPA is expected to be on November 6, 2023, subject to the terms and conditions described therein.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, this material weakness could result in a misstatement of the Company’s complex financial reporting transactions and related disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

RCF ACQUISITION CORP.

Date: November 3, 2023		/s/ Sunny S. Shah
	Name:	Sunny S. Shah
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2023		/s/ Thomas M. Boehlert
	Name:	Thomas M. Boehlert
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)