Form 10-K
period 2023-12-31
Perception Capital Corp. IV
filed 2024-04-23
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER 001-41039

PERCEPTION CAPITAL CORP. IV
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3109 W. 50th Street Minneapolis, MN	55410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 456-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	RCFA.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	RCFA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	RCFA WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s Class A ordinary shares outstanding at June 30, 2023, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on the New York Stock Exchange, was $139.3 million.

As of April 22, 2024, the Registrant had 10,527,671 Class A ordinary shares, $0.0001 issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this form, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination, even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination by November 15, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	We may not be able to complete our initial business combination by November 15, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive, advisors and their affiliates may elect to purchase shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until November 15, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form.

PART I

References in this report to “we,” “us” or the “Company” refer to Perception Capital Corp. IV formerly known as RCF Acquisition Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perception Capital Partners IV LLC, a Cayman Islands exempted company. References to our “initial shareholders” refer to the holders of our non-redeemable Class A ordinary shares and our one Class B ordinary shares (collectively, the “Founder Shares”).

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

Recent Developments

Extensions of Deadline for Completing Business Combination

On May 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date (the “Extension”) by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share to convert into Class A Ordinary Shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder. Following the Extraordinary General Meeting, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Shares held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of June 30, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B Ordinary Share issued and outstanding.

On December 5, 2023, the Company held a second Extraordinary General Meeting (the “Second Extraordinary General Meeting”) at which shareholders approved: (i) an amendment to the Company’s Charter to further extend the deadline (the “Second Extension”) by which the Company must consummate an initial business combination to November 15, 2024 provided that, the Company make a payment into the trust account established in connection with the Company’s IPO for the first three-month extension (from December 15, 2023 through March 15, 2024) is equal to the lesser of $150,000 or $0.045 per share of Class A Ordinary Shares entitled to redemption rights (the “public shares”) and thereafter, a payment equal to the lesser of $50,000 or $0.015 per public share per month through November 15, 2024 and (ii) an amendment to the Charter to change the name of the Company from “RCF Acquisition Co.” to “Perception Capital Corp. IV”. A total of 8,236,760 shares of the Class A Ordinary Shares were redeemed in connection with the Second Extraordinary General Meeting.

Securities Purchase Agreement

On November 1, 2023, RCF VII Sponsor LLC, the Company’s former sponsor, entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Purchaser”, “Perception”), pursuant to which, among other things, the Purchaser acquired certain of the former sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”). The transactions contemplated by the SPA was closed on November 6, 2023 (“Closing”).

Further, on November 6, 2023, in connection with the Closing, the Company entered into a Joinder Agreement (the “Joinder”) to that certain Registration Rights Agreement dated November 9, 2021, with the former sponsor and Perception. Pursuant the Joinder, Perception will receive the same rights and benefits with respect to its newly acquired Class A ordinary shares and private placement warrants as our former sponsor has with respect to its Class A ordinary shares and private placement warrants.

The Company issued a Convertible Senior Secured Promissory Note on November 6, 2023, to Blue Capital Management Partners, LLP (“Blue Capital”) with a principal amount up to Two Million Dollars ($2,000,000) (the “Blue Capital Note”). The Blue Capital Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates a Business Combination, (ii) the date of the liquidation of the Company and (iii) December 31, 2024. Concurrent with the closing of the Business Combination, any amounts outstanding under the Blue Capital Note (or any portion thereof) will automatically convert into Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Shares”) at a conversion price equal to $1.00 per share, and our former sponsor will forfeit an equal number of Class A Shares that it owns pursuant to the Purchase Agreement. Additionally, from the closing of the Business Combination until the date that is eighteen (18) months after such closing, the Company has the right to purchase from Perception up to 4,533,750 of the warrants that Perception acquired from our former sponsor upon the Closing of the Purchase Agreement, at a price of $0.10 per private placement warrant.

Also on November 6, 2023, as required by the Purchase Agreement, the Company entered into an Omnibus Termination and Release Agreement with the Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the following agreements in connection with the Closing of the transactions contemplated by the Purchase Agreement:

●	Administrative Services Agreement, dated November 9, 2021, by and between the Company and the Sponsor;

●	Amended and Restated Convertible Promissory Note, dated as of May 11, 2023 (the “Working Capital Promissory Note”) issued by the Company to the Sponsor, pursuant to which the Company agreed to pay the Sponsor the principal balance advanced by Sponsor to the Company under the Working Capital Promissory Note, up to five million dollars ($5,000,000), upon the earlier of May 15, 2024 and the consummation of the Company’s initial business combination, unless accelerated, in each case upon the terms and subject to the conditions set forth in the Working Capital Promissory Note; and

●	Convertible Promissory Note, dated as of May 11, 2023 (the “Extension Promissory Note”, together with the Working Capital Promissory Note, the “Promissory Notes”) issued by the Company to the Sponsor, pursuant to which the Company agreed to pay the Sponsor the principal balance advanced by Sponsor to the Company under the Extension Promissory Note, up to three million six hundred thousand dollars ($3,600,000), upon the earlier of the consummation of the Company’s initial business combination and the liquidation of the Company, in each case upon the terms and subject to the conditions set forth in the Extension Promissory Note.

In connection with the termination of the Administrative Services Agreement and the Promissory Notes, the Sponsor forgave and discharged all outstanding fees owed under the Administrative Services Agreement and agreed to cancel and waive all indebtedness under the Promissory Notes. The Termination Agreement also includes mutual releases of the parties.

Further, in connection with the Closing of the transactions contemplated by the Purchase Agreement, on November 6, 2023: (i) each of the Company’s then-current directors, James McClements, Sunny S. Shah, Thomas M. Boehlert, Hugo Dryland, Elodie Grant Goodey, Timothy Baker, and Daniel Malchuk, resigned as directors, and the Company accepted their resignations; (ii) the vacancies on the Company’s board of directors caused by such resignations were filled by Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis (the “New Directors”); (iii) each of the Company’s then-current officers, Sunny S. Shah, Thomas M. Boehlert and Rebecca Coffelt, resigned as Chief Executive Officer, Chief Financial Officer, and Secretary, respectively, and the Company accepted their resignations; and (iv) the appointments of Rick Gaenzle as Chief Executive Officer, John Stanfield as Chief Financial Officer and Secretary, Scott Honour as Chairman of the Board, and Tao Tan as President (the “New Officers”) became effective. R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis currently serve as members of the Company’s Audit Committee, Nominating Committee and Compensation Committee.

At the Closing, the Company’s former sponsor, Perception, the New Officers, and the New Directors entered into an Amended and Restated Letter Agreement, which amends and restates the Letter Agreement, dated November 9, 2021, by and among the Company, the former sponsor, and the Company’s former executive officers and directors and their affiliates. The Amended and Restated Letter Agreement provides for, among other things, (i) Perception to be subject to the same transfer, voting, and non-redemption restrictions with respect to its Class A and Shares and private placement warrants as the Sponsor was subject prior to the Closing with respect to such Class A Shares and private placement warrants, (ii) the removal of the contractual transfer restrictions from the Class A Shares and private placement warrants retained by the Sponsor, and (iii) Perception’s assumption of the former sponsor’s indemnification obligations under Section 4 of the original Letter Agreement.

In addition, each of the New Officers and New Directors entered into a standard indemnity agreement with the Company.

Business Combination Agreement

On December 5, 2023, the Company, Blue Gold Limited, a Cayman Islands company limited by shares (“PubCo”), and Blue Gold Holdings Limited, a private company limited by shares formed under the laws of England and Wales (“BGHL”), entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, (i) BGHL and PubCo shall consummate a share exchange (the “Exchange”) pursuant to which PubCo will purchase all of the issued and outstanding shares of BGHL in exchange for PubCo Ordinary Shares; (ii) Perception and a to-be-formed subsidiary of PubCo (“Merger Sub”) will merge (the “Merger”) with Perception surviving the merger as a wholly owned subsidiary of PubCo. The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “Business Combination.” Capitalized terms used in this Annual Report on Form 10-K but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, a copy of which is incorporated herein by reference.

BGHL will be acquired by PubCo by means of a share exchange in which all of the issued and outstanding ordinary shares of BGHL will be purchased by PubCo in exchange for PubCo issuing an amount of PubCo ordinary shares with an aggregate value of $114.5 million. Upon consummation of the Exchange, BGHL shall become a wholly owned subsidiary of PubCo. Immediately thereafter, the Merger will be consummated. As a result of the Merger, each outstanding Perception ordinary share being cancelled holders will receive PubCo ordinary shares on a one-for-one basis. Each outstanding warrant to purchase Perception ordinary shares will become a warrant to purchase PubCo ordinary shares on the same terms as prior to the Merger. Immediately prior to the Merger, any outstanding Perception units will be automatically separated into their component securities and converted into PubCo securities.

BGHL formed a wholly owned subsidiary which entered into agreements by which it acquired all rights to leases for certain mines located in Ghana. In connection with the transfers, it also entered into a royalty agreement pursuant to which it will make payments to the former owner of the leases or affiliates thereof.

On December 5, 2023, Future Global Resources Limited which holds all of the shares of BGHL via a trust deed entered into the Support Agreement, pursuant to which it agreed, among other things, (a) to vote all shares of BGHL in favor of the Business Combination and all related matters and (b) not to transfer any of the BGHL securities it owns.

On December 5, 2023, Perception entered into the Sponsor Support Agreement, pursuant to which Perception agreed, among other things, to (a) vote all of its Perception ordinary shares in favor of the Business Combination Agreement and the Business Combination, (b) abstain from exercising any redemption rights in connection with the Business Combination, (c) not to transfer any of the Perception securities it owns during the pendency of the agreement, and (d) not solicit any alternative transactions. The Sponsor agreed that post-Closing the PubCo shares it will receive in exchange for its Perception ordinary shares will be subject to an 18-month lock up period.

In connection with the closing of the Business Combination, certain parties (the “Holders”) will enter into the Registration Rights Agreement at closing. Pursuant to the terms of the Registration Rights Agreement, PubCo will be obligated to file a registration statement to register the resale of certain securities of PubCo held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Selection of Target Businesses

While we may pursue an initial business combination target in any industry, our intent was to to focus our search on businesses of scale across the critical minerals value chain that are poised to benefit over the long-term from the substantial market opportunity created by the global energy transition. Although our management will assess the risks inherent resulting from the Business Combination, we cannot assure you that this assessment will result in our identifying all risks that may be encountered. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect the Business Combination.

The New York Stock Exchange (“NYSE”) rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. In connection with the approval of the Business Combination Agreement, our board of directors made this determination as to the fair market value together with the assistance of an outside financial advisor that provided its opinion that the consideration to be paid was fair from a financial point of view. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria.

Our initial business combination has been structured so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. Pursuant to the terms of the Business Combination Agreement, the newly-formed PubCo will issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. While we would acquire a 100% controlling interest in the target, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination will own less than a majority of the outstanding shares subsequent to the Business Combination. If less than 100% of the equity interests or assets of a target business or businesses were to be owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

In evaluating our target business, we conducted a thorough due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. If the Business Combination is not ultimately consummated, any costs incurred with respect to the identification and evaluation of, and negotiation of the Business Combination Agreement will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Charter: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

We will seek shareholder approval of the Business Combination and will distribute proxy materials in connection therewith and provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

We will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count toward this quorum and, pursuant to that certain letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination, subject to certain limitations. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the shareholder meeting held to approve the proposed transaction. Our Charter requires that at least five days’ notice will be given of any such shareholder meeting.

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

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any shares purchased in these circumstances cannot be voted at the meeting to approve the Business Combination. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we will have until November 15, 2024 to complete our initial business combination. If we do not extend such date with the approval of shareholders or are unable to complete our initial business combination by such deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 15, 2024.

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

Employees

We currently have two officers: Rick Gaenzle and John Stanfield. These individuals are not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. Aside from our chief executive officer and chief financial officer, we do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 3109 W. 50th Street, Minneapolis, MN 55410 or on our website at www.perceptioniv.com.

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

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. While we have entered into the Business Combination Agreement, we may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our initial shareholders owned 20% of our issued and outstanding ordinary shares immediately following the completion of the Public Offering. As a result of redemptions of Class A ordinary shares in connection with our extensions, these shares represent 54.6% of our issued and outstanding ordinary shares as of December 31, 2023. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, the business combination could be approved even if none of the Class A Ordinary Shares sold in the Public Offering were voted in favor of the initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to optimize our capital structure.

We do not know how many shareholders may exercise their redemption rights, and therefore have structured the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We have identified a material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

Management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, the Company’s management has concluded that our control around the accounting for its complex financial instrument related to its convertible sponsor notes was not effective. This material weakness resulted in material correction of the Company’s financial statements for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our completion of the Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Furthermore, we may be unable to complete the Business Combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and services providers in a timely manner, if at all. The extent to which COVID-19 impacts our completion of the Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The global spread of COVID-19 could materially and adversely affect our operations and financial condition due to the disruptions to commerce, reduced economic activity and other unforeseen consequences of a pandemic that are beyond our control. While vaccines for COVID-19 have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Finally, the outbreak of COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete the initial Business Combination by November 15, 2024 in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete the Business Combination by November 15, 2024. Our ability to complete the Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, without limitation, as a result of terrorist attacks, natural disasters or a significant outbreak of other infection diseases. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infection diseases) may negatively impact businesses including the target of our Business Combination. If we have not completed the Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until November 15, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We cannot assure you that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until November 15, 2024. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, as of December 31, 2023 our public shareholders may only receive an estimated $11.07 per share, or possibly less if funds are withheld in accordance with the trust agreement to pay our dissolution expenses, on our redemption of our public shares, and our warrants will expire worthless.

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

As of December 31, 2023, we had cash of $222,581 and a working capital deficit of $496,139. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by November 15, 2024, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by November 15, 2024, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we are unable to consummate our initial business combination by November 15, 2024, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 15, 2024 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

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

Our initial shareholders own 54.6% of our issued and outstanding ordinary shares as of December 31, 2023. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holders of the Class B ordinary shares will have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In addition, because we intend to effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

We will only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our initial business combination agreement is with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination b November 15, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete the initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share,” under certain circumstances our public shareholders may receive less than $10.20 per share upon the liquidation of the trust account.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

We intend on effecting our initial business combination with a company located outside of the United States and, as such, we could be subject to a variety of additional risks that may adversely affect us.

As the target company in our proposed business combination is located in and has operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We could be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we could be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

After our initial business combination, substantially all of our assets will be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

Exchange rate fluctuations and currency policies may cause the target business’s ability to succeed in the international markets to be diminished.

If we complete the Business Combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by November 15, 2024, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 189,472,329 and 19,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary share. The Class B ordinary share is automatically convertible into a Class A ordinary share concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary share at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

We issued an aggregate of 23,200,000 warrants in connection with the Public Offering. These are accounted as liabilities and, as such, we must record any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may prefer combining with a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and disclosure committee. The program addresses the corporate information technology environment, third-party service providers and customer-facing products and applications.

The Company’s Chief Financial Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board and the audit committee. Our Chief Financial Officer works with our broader IT security team, including our specialty IT advisor. Our specialty IT advisor has over 25 years of experience leading technology oversight, and others on its IT security team have cybersecurity experience or certifications.

Our cybersecurity incident response process involves a multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders, including if appropriate the audit committee and the board, and keeping them informed and involved as appropriate. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, we have experienced incidents that did not have a material impact on our business or operations, and there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative measures.

Our board of directors has ultimate responsibility for oversight of our risk management, and delegates cybersecurity risk management oversight to the audit committee. The audit committee, which is responsible for ensuring that management has processes in place designed to identify, evaluate and manage cybersecurity risks and incidents, regularly reviews our cybersecurity program with management and reports to the board of directors. Cybersecurity reviews by the audit committee generally occur at least quarterly. A number of our directors have experience in assessing and managing cybersecurity risk, including by serving on other public company audit committees having responsibility for cybersecurity oversight.

Our cybersecurity program is run by our Chief Financial Officer, who reports to our Board, with support from our specialty IT advisor. Our specialty IT advisor has extensive experience leading and managing cybersecurity programs and in cybersecurity risk management. Our specialty advisor has served in this position since 2023 and is supported by its information security team, many of whom hold cybersecurity certifications and who collectively possess relevant experience in different areas of cybersecurity.

Our Chief Financial Officer is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our information security team, internal governance processes, and by reviewing the results of internal and third-party assessments and audits. Our Chief Financial Officer regularly reports directly to the audit committee on our cybersecurity program and our efforts to prevent, detect, mitigate, and remediate cybersecurity risks.

ITEM 2. PROPERTIES.

We maintain executive offices at 3109 W. 50th Street Minneapolis, Minnesota 55410. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants listed on NYSE under the symbols “RCFA.U”, “RCFA” and “RCFA WS”, respectively.

Holders

As of December 31, 2023, there was one holder of record of our Units, 10 holders of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

The Company issued a Convertible Senior Secured Promissory Note on November 6, 2023, to Blue Capital Management Partners, LLP (“Blue Capital”) with a principal amount up to Two Million Dollars ($2,000,000) (the “Blue Capital Note”). The Blue Capital Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates a Business Combination, (ii) the date of the liquidation of the Company and (iii) December 31, 2024. Concurrent with the closing of the Business Combination, any amounts outstanding under the Blue Capital Note (or any portion thereof) will automatically convert into Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Shares”) at a conversion price equal to $1.00 per share, and our former sponsor will forfeit an equal number of Class A Shares that it owns pursuant to the Purchase Agreement. Additionally, from the closing of the Business Combination until the date that is eighteen (18) months after such closing, the Company has the right to purchase from Perception up to 4,533,750 of the warrants that Perception acquired from our former sponsor upon the Closing of the Purchase Agreement, at a price of $0.10 per private placement warrant.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer RCF Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to RCF VII Sponsor LLC and “New Sponsor” refer to Perception Capital Partners IV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying financial statements, as of December 31, 2023, we had $222,581 held outside the Trust Account that is available to us to fund our working capital requirements and $52,977,929 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in the Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, if any, the funds held in the Trust Account would not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by November 15, 2024, subject to applicable law, (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by November 15, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

If we are unable to complete our initial business combination within the extended date from the closing of the Public Offering, or November 15, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

On November 2, 2023, the Original Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Buyer” or “New Sponsor”), pursuant to which, among other things, the Buyer will acquire certain of the Original Sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”).

On November 6, 2023, in connection with the closing (“Closing”) of the transactions contemplated by the SPA, the Company entered into a Joinder Agreement (the “Joinder”) to that certain Registration Rights Agreement dated November 9, 2021, with the Original Sponsor and New Sponsor. Pursuant the Joinder, New Sponsor will receive the same rights and benefits with respect to its newly acquired Class A Shares (as defined below) and private placement warrants as the Original Sponsor has with respect to its Class A Shares and private placement warrants.

In connection with the Closing of the transactions contemplated by the SPA, on November 6, 2023: (i) each of the Company’s then-current directors, James McClements, Sunny S. Shah, Thomas M. Boehlert, Hugo Dryland, Elodie Grant Goodey, Timothy Baker, and Daniel Malchuk, resigned as directors, and the Company accepted their resignations; (ii) the vacancies on the Company’s board of directors caused by such resignations were filled by Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis (the “New Directors”); (iii) each of the Company’s then-current officers, Sunny S. Shah, Thomas M. Boehlert and Rebecca Coffelt, resigned as Chief Executive Officer, Chief Financial Officer, and Secretary, respectively, and the Company accepted their resignations; and (iv) the appointments of Rick Gaenzle as Chief Executive Officer, John Stanfield as Chief Financial Officer and Secretary, Scott Honour as Chairman of the Board, and Tao Tan as President (the “New Officers”) became effective. R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis will serve as members of the Company’s Audit Committee, Nominating Committee and Compensation Committee.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Shares and (ii) private placement warrants, subject to the terms and conditions described in the SPA.

On December 5, 2023, the Company, Blue Gold Limited, a Cayman Islands company limited by shares (“PubCo”), and Blue Gold Holdings Limited, a private company limited by shares formed under the laws of England and Wales (“BGHL”), entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, (i) BGHL and PubCo shall consummate a share exchange (the “Exchange”) pursuant to which PubCo will purchase all of the issued and outstanding shares of BGHL in exchange for PubCo Ordinary Shares; (ii) the Company and a to-be-formed subsidiary of PubCo (“Merger Sub”) will merge (the “Merger”) with the Company surviving the merger as a wholly owned subsidiary of PubCo.

Results of Operations

For the year ended December 31, 2023, we had a net income of $4,737,502, and a loss from operations of $4,565,129, which was comprised of general and administrative expenses, and non-operating income, net of $9,302,631. Non-operating income, net was comprised of change in fair value of derivative liability of $9,159, interest expense – debt discount of $16,432, gain on warrant liability of $461,680, forgiveness of debt of $720,077 and interest earned in the Trust Account of $8,128,147.

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

Our only activities from inception to December 31, 2023, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through December 31, 2023, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

In connection with the preparation of the financial statements for the period ended June 30, 2023, the Company determined that there were errors related to the calculation of Redeemable Class A ordinary shares, which also impacted shareholders’ deficit in the previously issued financial statements for the year ended December 31, 2023. Refer to Footnote 2 “Correction of Immaterial Errors in the Previously Issued Financial Statements” for details. The corrections were not material to prior year or interim periods.

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

In connection with the above extension, beginning on May 16, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day), the Company shall deposit additional funds into the Trust Account established in connection with the Company’s initial public offering an amount equal to the lesser of (i) $0.03 per public share multiplied by the number of Class A ordinary shares, par value $0.0001 per share, then outstanding and not redeemed in connection with the Extension Amendment and (ii) $300,000 (or a pro rata portion thereof if less than a full month), until the earlier of (a) the completion of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses and (b) the announcement of the Company’s intention to wind up its operations. The Company deposited $464,516 and $900,000 in the Trust Account in second quarter and third quarter of 2023, respectively. On November 6, 2023, as required by the SPA, the Company entered into a Termination Agreement with the Original Sponsor. Pursuant to the Termination Agreement, the Company terminated the Extension Convertible Promissory Note in connection with the Closing of the transactions contemplated by the SPA. In connection with the termination of the Extension Convertible Promissory Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Extension Convertible Promissory Note, including the draws made through December 5, 2023.

On December 5, 2023, at an Extraordinary General Meeting (the “Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from May 15, 2024 to November 15, 2024 provided that the Company make a payment into the trust account for the first three-month extension (from December 15, 2023 through March 15, 2024) equal to the lesser of $150,000 or $0.045 per share of Class A Ordinary Shares entitled to redemption rights and thereafter, a payment of equal to the lesser of $50,000 or $0.015 per Public Share per month through November 15, 2024. On December 14, 2023, the Company deposited $184,623 into the trust account. Shareholders also approved an amendment to change the name of the Company from RCF Acquisition Co. to Perception Capital Corp. IV.

In connection with the extensions amendment proposal voted on at the Meeting, shareholders holding an aggregate of 8,236,760 Class A ordinary shares exercised their right to redeem their shares for approximately $10.99 per share, for an aggregate redemption amount of $90,510,679 of the funds held in the Company’s Trust Account.

As of December 31, 2023, we have available to us $222,581 of cash on our balance sheet and a working capital deficit of $496,139. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On November 6, 2023, as required by the SPA, the Company entered into an Omnibus Termination and Release Agreement with the Original Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the Sponsor Convertible Note in connection with the Closing of the transactions contemplated by the SPA. In connection with the termination of the Sponsor Convertible Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Sponsor Convertible Note.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2023, will not be sufficient to allow us to operate until November 15, 2024, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by November 15, 2024, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that if the Company will be unable to complete a Business Combination by November 15, 2024, the extended date of which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024.

As of December 31, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Management continues to evaluate the impact of the ongoing military conflict in Ukraine and the most recent escalation of ongoing global conflicts, including in the Middle East and has concluded that while it is reasonably possible that these various global conflicts could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A ordinary shares, with immediate effect. Following such conversion, as of December 31, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding.

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

On November 6, 2023, as required by the SPA, the Company entered into an Omnibus Termination and Release Agreement with the Original Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the Sponsor Convertible Note in connection with the Closing of the transactions contemplated by the SPA.

In connection with the termination of the Sponsor Convertible Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Sponsor Convertible Note.

As of December 31, 2023 and 2022, the Company had $0 and $500,000 in total outstanding borrowings under the Sponsor Convertible Note with a fair value of $0 and $100,000, respectively.

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

On November 6, 2023, as required by the SPA, the Company entered into a Termination Agreement with the Original Sponsor. Pursuant to the Termination Agreement, the Company terminated the Extension Convertible Promissory Note in connection with the Closing of the transactions contemplated by the SPA.

In connection with the termination of the Extension Convertible Promissory Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Extension Convertible Promissory Note.

Commitments and Contractual Obligations

At December 31, 2023, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. For the years ended December 31, 2023 and 2022, the Company has incurred $237,000 and $137,000, respectively, in these fees. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

Pursuant to the Termination Agreement, the Company terminated the Administrative Services Agreement, dated November 9, 2021, in connection with the Closing of the transactions contemplated by the SPA. The Original Sponsor forgave and discharged all outstanding fees owed, or $237,000, under the Administrative Services Agreement

Underwriting Agreement

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

As of December 31, 2023, Mr. Shah received compensation of $62,096 under the Employment Agreement.

In connection with Mr. Shah’s resignation as Chief Executive Officer, pursuant to the SPA, the Company and Mr. Shah entered into a letter agreement on November 6, 2023 (the “Employment Termination Date”), terminating his Employment Agreement with the Company dated September 1, 2022 (the “Employment Agreement”). The letter agreement between Mr. Shah and the Company provides that the Company will (i) pay the sum of $12,500 to Mr. Shah as a payment in lieu of notice owed under the Employment Agreement through the next available payroll following the Employment Termination Date and (ii) make a payment in lieu of Mr. Shah’s accrued but untaken holiday entitlement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following critical accounting estimates:

Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Convertible Senior Secured Promissory Note

We evaluated the Convertible Senior Secured Promissory Note (“Blue Capital Note”) in accordance with ASC 815-15, “Derivatives and Hedging” and concluded that with the exception of the Private Placement Warrants feature for which the fair value of the embedded derivative feature was bifurcated, the remaining debt proceeds received have been allocated to the debt host at Par (i.e., recorded at proceeds received). Pursuant to ASC 470, the Company recorded the fair value of the embedded derivative feature on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations.

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

Recent Developments

On November 1, 2023, the Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Purchaser”), pursuant to which, among other things, the Purchaser acquired certain of the Sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”). The closing of the transactions contemplated by the SPA is expected to be on November 6, 2023, subject to the terms and conditions described therein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, the Company’s management has concluded that our control around the accounting for its complex financial instrument related to its convertible sponsor notes was not effective. This material weakness resulted in material correction of the Company’s financial statements for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
R. Rudolph Reinfrank	68	Independent Director
Thomas J. Abood	59	Independent Director
Scott Honour	57	Chairman
Rick Gaenzle	58	Director and CEO
Karrie Willis	51	Independent Director
Tao Tan	38	President
John Stanfield	42	Chief Financial Officer

R. Rudolph Reinfrank serves on our Board of Directors since November 2023. Mr. Reinfrank is the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm which acts as an investor, board member and strategic advisor to growth companies and companies in transition. Prior to founding Riverford, Mr. Reinfrank was a co-founder and a Managing General Partner of Clarity Partners L.P., an $800 million private equity firm focused on media and communications, and a co-founder of Clarity China, L.P., a $220 million private equity partnership with investments in Greater China. Prior to joining Clarity, he was a co-founder and a Managing General Partner of Rader Reinfrank & Co., a private equity fund. His prior experience includes roles as an executive, investor, and advisor across a wide range of industries for the Roy E. Disney and Marvin Davis families. Mr. Reinfrank is a member of the board of directors of MidCap Financial Investment Corp. (formerly Apollo Investment Corporation), a registered investment company and publicly-traded financial services company. Mr. Reinfrank is also a member of the board of directors of Perception Capital Corp. II, Mount Logan Capital, a publicly traded Canadian based asset manager. Mr. Reinfrank is a Senior Advisor to Grafine Partners and an Operating Partner of Nile Capital Group, both private asset management firms. Until 2021, Mr. Reinfrank was a Senior Advisor to BC Partners, a private equity and credit firm. Until November 2018, Mr. Reinfrank was a member of the board of directors of Kayne Anderson Acquisition Corp., and chairman of its audit committee and a member of its compensation committee. Mr. Reinfrank earned a B.A. from Stanford University and an M.B.A from the UCLA Graduate School of Management.

Thomas J. Abood serves on our Board of Directors since November 2023. From September 2019 to September 2022, Mr. Abood was CEO and a director of EVO, a national trucking firm serving the USPS and other freight customers. Currently, he sits on the board of directors of Nelson Worldwide Holdings, a national architecture, engineering and interior design firm, Perception Capital Corp. II, and SBH Funds, a mutual fund complex sponsored by Segall Bryant and Hamill. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. From 1988 to 1994, Mr. Abood was an associate with the law firm of Skadden Arps. Mr. Abood is past Chair of the Archdiocesan Finance Council and Corporate Board of the Archdiocese of St. Paul and Minneapolis, past Chair of the board of directors and executive committee member of Citation Jet Pilots, Inc. owner pilot association, past Chair of the Board and director of MacPhail Center for Music, past Chair of the Board and governor of the University of St. Thomas School of Law, past Chair of the Board and director of the Minnesota Children’s Museum and past President and Governor of The Minikahda Club. Mr. Abood received his J.D. from Georgetown University Law Center, cum laude and his B.B.A. from the University of Notre Dame, magna cum laude.

Scott Honour serves as the Chairman of our Board of Directors. Mr. Honour has over 30 years of private equity investment experience and has been involved in over 100 transactions totaling over $20 billion in transaction value. Mr. Honour is the Managing Partner of NPG, a private equity firm, which he co-founded in 2012. He also serves as Chairman of EVO, the Chairman of Perception Capital Corp. III, and previously served as Chairman of Perception Capital Corp. II and Sustainable Opportunities Acquisition Corp., the first ESG focused SPAC. Prior to that, Mr. Honour was at The Gores Group, a Los Angeles-based private equity firm, for 10 years, serving as Senior Managing Director and as one of the firm’s top executives. Mr. Honour also served on the investment committee for The Gores Group. During his time at The Gores Group, the firm raised four funds, totaling $4 billion in aggregate, and made over 35 investments. Prior to joining The Gores Group, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and was an investment banker at Donaldson, Lufkin & Jenrette from 1991 to 2000. Mr. Honour began his career at Trammell Crow Company in 1988. Mr. Honour has served on the board of directors of numerous public and private companies, including Anthem Sports & Entertainment Inc., 1st Choice Delivery, United Language Group, Renters Warehouse, Real Dolmen (REM: BB) and Westwood One, Inc. (formerly Nasdaq: WWON), and is a co-founder of Titan CNG LLC and YapStone Inc. Mr. Honour earned a B.S. and B.A., cum laude, in Business Administration and Economics from Pepperdine University and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

Rick Gaenzle serves as our Chief Executive Officer and director. Mr. Gaenzle has over 30 years of private equity investment and corporate finance experience; he is a co-founder and currently serves as a Managing Director of Gilbert Global Equity Capital, L.L.C., the principal investment advisor to Gilbert Global Equity Partners, L.P. and related entities, a $1.2 billion leveraged buyout and private equity fund. Mr. Gaenzle has spent the last 28 years at Gilbert Global and its predecessor entity, completing over 110 direct equity investments, co-investments and add-on acquisitions for portfolio companies. He also serves as the Chief Executive Officer and a member of the board of directors of Perception Capital Corp. III, and previously served in that same role on Perception Capital Corp. II. Previously, Mr. Gaenzle was a Principal of Soros Capital L.P., the principal venture capital and leveraged equity entity of the Quantum Group of Funds and a principal advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions at PaineWebber Inc. Mr. Gaenzle currently serves as an Operating Partner of NPG and Chairman of Lake Street Homes, a single-family rental investment vehicle. Mr. Gaenzle previously served on the boards of CPM Holdings, Inc., True Temper Corp, Optical Capital Group, Inc., Birch Telecommunications, Inc., E-via S.p.A., Tinka-ServiCos de Consultoria, S.A., the LaserSharp Corporation and Sustainable Opportunities Acquisition Corp. (“SOAC”), where he also served as Chairman of the Audit Committee. Mr. Gaenzle holds a B.A. from Hartwick College and an M.B.A. from Fordham University.

Karrie Willis serves on our Board of Directors. Ms. Willis is the CFO of SMITH, a full-service digital agency with expertise in commerce, technology, custom architecture and software development. Prior to joining SMITH in 2020, Ms. Willis was the CFO of United Language Group, where she worked for four years. Currently, she is an independent board member and chair of the audit committee of Perception Capital Corp. II, as well as MSA Engineering, a board member and treasurer of The Heroes Journey and executive chair of the Diversity & Inclusion Committee of SMITH, where she also attends all board meetings and presents content as a non-board member. During Ms. Willis’ tenure at United Language Group, she attended all board meetings and presented content as a non-board member. Ms. Willis has over 25 years of experience in financial and board leadership in private, private-equity and family fund sponsored structures. She earned a B.S. in Accounting from the University of Wisconsin LaCrosse and is licensed as a Certified Public Accountant in Minnesota.

Executive Officers Who Are Not Directors

Tao Tan serves as our President. Mr. Tan has nearly 15 years of experience across finance, strategy and business transformation. He serves as Co-President of Perception Capital Corp. III, and previously served as Co-President of Perception Capital Corp. II. Prior to joining Perception, Mr. Tan was an officer and a senior advisor to multiple investing and operating entities. Until 2020, Mr. Tan was an Associate Partner at McKinsey & Company’s New York office. At McKinsey, Mr. Tan led teams across the firm’s transformation and private equity & principal investor practices, where he drove comprehensive performance transformation and turnaround programs for companies with revenues ranging from $200 million to $25 billion across multiple industries and continents. Most recently, Mr. Tan helped found, launch and lead McKinsey’s SPAC service line, and served in a leadership role in McKinsey’s COVID-19 client response team. Prior to McKinsey, Mr. Tan was a Senior Associate at Rose Tech Ventures, where he led the firm’s first-round investment in JUMP Bikes, which was subsequently sold to Uber in 2018. Prior to Rose Tech Ventures, Mr. Tan served in investment banking and capital markets roles at Bank of America Merrill Lynch and Lehman Brothers. Mr. Tan is a member of the Council on Foreign Relations and of the Economic Club of New York. Mr. Tan received his B.A. and his M.B.A, both with honors, from Columbia University in the City of New York, where he was an Erwin Wolfson Scholar and a Toigo Foundation Fellow.

John Stanfield serves as our Chief Financial Officer. Mr. Stanfield, age 42, has significant experience with U.S. GAAP, finance, operations, and taxation demonstrated over several years and several billion dollars of enterprise value in the private equity and alternative asset industry. He has been a Certified Public Accountant since 2006, and has served as senior principal with Stanfield & Associates, a public accounting firm specializing in the private equity industry and international taxation, since 2011. Mr. Stanfield has also served as Chief Executive Officer at Aequum Capital, LLC, a tech-enabled commercial lender, since August 2023 and Chief Financial Officer at Welsbach Technology Metals Acquisition Corp. (Nasdaq: WTMAU) since December 2021. He held the role of Co-President at Aequum from September 2021 to August 2023. Previously, he served as Chief Executive Officer of Lorem LLC, a provider of accounting services for special purpose acquisition companies, from May 2021 to September 2022, and as Chief Financial Officer at LQD Business Finance, a national fintech startup, from 2018 to September 2020. Mr. Stanfield holds a B.A. and an M.S.T. from the University of Illinois Urbana-Champaign and an M.S.A from DePaul University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors consisting of R. Rudolph Reinfrank and Thomas J. Abood, will expire in three years. The term of office of the second class of directors, consisting of Scott Honour and Karrie Willis, will expire in two years. The term of office of the third class of directors, consisting of Rick Gaenzle, will expire in one year.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Involvement in Certain Legal Proceedings

To the knowledge of our management, there was no material proceeding to which any director or executive officer, or any associate thereof, is a party adverse to us or has a material interest adverse to us.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our Board of Directors has determined that R. Rudolph Reinfrank, Thomas Abood and Karrie Willis are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

We have established an audit committee of our Board of Directors. R. Rudolph Reinfrank, Thomas Abood, and Karrie Willis serve as members of our audit committee and Mr. Reinfrank serves as the chair of the audit committee. Each member of the audit committee is independent under the NYSE listing standards and applicable SEC rules. Additionally, each member of the audit committee is financially literate and R. Rudolph Reinfrank qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

We have adopted a nominating and corporate governance committee of the Board of Directors. R. Rudolph Reinfrank, Thomas Abood and Karrie Willis serve as members of our nominating and corporate governance committee and Mr. Reinfrank serves as the chair of the nominating and corporate governance committee. We expect that our board of directors will determine that each member of the nominating committee is independent.

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

Guidelines for Selecting Director Nominees

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

Compensation Committee

We have established a compensation committee of the Board of Directors. Thomas Abood, R. Rudolph Reinfrank and Karrie Willis serve as members of our compensation committee and Mr. Abood serves as the chair of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors.

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

Compensation Committee Interlocks and Insider Participation

To the Company’s knowledge, none of the new officers currently serves, and in the past year has not served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Code of Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement in connection with the Public Offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 22, 2024, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 10,527,672 Ordinary Shares issued and outstanding, including 10,527,671 Class A Ordinary Shares including 5,749,999 non-redeemable Class A Ordinary Shares and one Class B Ordinary Share. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Directors and Officers(1)
Scott Honour	—	—
Rick Gaenzle	—	—
R. Rudolph Reinfrank	—	—
Thomas J. Abood	—	—
Karrie Willis	—	—
Tao Tan	—	—
John Stanfield	—	—
All officers and directors as a group (7 individuals)	—	—%
Holders of more than 5% of our outstanding ordinary shares
RCF VII Sponsor LLC(2)(3)	3,673,750	34.24%
Perception Capital Partners IV LLC(2)	1,673,750	15.60%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 3109 W. 50th Street, #207, Minneapolis, MN 55410.
(2)	Interests shown consist solely of Founder Shares.
(3)	RCF VII Sponsor LLC, a Delaware entity and our former sponsor, is the record holder of such shares. Resource Capital Fund VII L.P. (“RCF VII LP”) is the sole managing member of our Sponsor. Resource Capital Associates VII L.P. is the General Partner of RCF VII LP, and RCFM GP L.L.C. is the General Partner of Resource Capital Associates VII L.P. James McClements is the managing member of RCFM GP L.L.C. The address of this shareholder is 1400 Wewatta Street, Suite 850 Denver, Colorado 80202.

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

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that:

●	only holders of Founder Shares will have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination;

●	the Founder Shares are subject to certain transfer restrictions;

●	the Founder Shares are entitled to registration rights;

●	our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by November 15, 2024 and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by November 15, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate a total of $10,000 per month, commencing on the effective date of the Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. We incurred $237,000 in these fees for the period from the effective date of our Public Offering through December 31, 2023, respectively. In connection with the Termination Agreement, this agreement was terminated.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

 On November 14, 2023, Grant Thornton LLP (“GT”) notified the Audit Committee of the Board of Directors (the “Audit Committee”) of RCF Acquisition Corp.’s (the “Company”) that GT declined to stand for re-appointment as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.On December 13, 2023, the Audit Committee engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The Company has authorized GT to respond fully to the inquiries of the successor independent registered accounting firm. As part of the new engagement, Withum will audit the financial statements of the Company for the year ended December 31, 2022, so as to avoid any delays in obtaining consents from GT in future filings, as well as December 31, 2023. Accordingly, GT’s consent will not be obtained for any future Company filings.

The following is a summary of fees paid or to be paid to Grant Thornton LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services provided in connection with the audit of our financial statements, review of quarterly financial statements, and other regulatory filings. The aggregate fees we paid to Grant Thornton for professional services delivered by them for the years ended December 31, 2023 and 2022 were $42,000 and $79,800, respectively. For the years ended December 31, 2023 and 2022, the audit related fees for Withum was $98,800.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP nor Withum for audit-related fees for the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Grant Thornton LLP $6,420 and $6,420, respectively for tax planning and tax advice for the year ended December 31, 2023 and 2022. We did not pay Withum for tax fees for the year ended December 31, 2023.

All Other Fees. We did not pay Grant Thornton LLP for other services for the year ended December 31, 2023 and 2022. We did not pay Withum for all other fees for the year ended December 31, 2023.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Perception Capital Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perception Capital Corp. IV (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, statements of changes in redeemable class A ordinary shares and shareholders’ deficit and statements of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its statements of operations, statements of changes in redeemable class A ordinary shares and shareholders’ deficit and its statements cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of the Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 of the financial statements, the unaudited interim financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements. The Company previously accounted for its related party notes using the fair value option and recorded the changes in the fair value of the related party notes through the statement of operations. Management has since re-evaluated its accounting treatment related to these related party notes and has determined that the notes should have been recorded at cost. This matter is described in more detail in Note 2 of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs or complete a business combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Both the liquidity condition and mandatory redemption raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We are aware that Grant Thornton was the predecessor auditor and began serving Perception Capital Corp. IV during inception. We have served as Perception Capital Corporation IV’s auditor since 2023.

New York, New York

April 22, 2024

PCAOB Number 100

PERCEPTION CAPITAL CORP IV.
BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$222,581	$41,276
Prepaid expenses	407,235	268,368
Total current assets	629,816	309,644

Cash and investments held in Trust Account	52,977,929	238,041,214
Total Assets	$53,607,745	$238,350,858

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$118,682	$541,320
Convertible senior secured promissory note	1,000,000	—
Derivative liability	7,273	—
Sponsor convertible notes	—	100,000
Total current liabilities	1,125,955	641,320

Non-current liabilities
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	1,162,320	1,624,000
Total non-current liabilities	9,212,320	9,674,000

Total Liabilities	10,338,275	10,315,320

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE CLASS A ORDINARY SHARES
Redeemable Class A ordinary shares, $0.0001 par value; 4,777,672 and 23,000,000 shares issued and outstanding subject to possible redemption, at approximately $11.07 and $10.35 redemption value at December 31, 2023 and 2022, respectively	52,877,929	237,941,214

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 and zero shares issued and outstanding, respectively, at December 31, 2023 and 2022	575	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one and 5,750,000 shares issued and outstanding, respectively, at December 31, 2023 and 2022	—	575
Additional paid-in capital	3,457,783	—
Accumulated deficit	(13,066,817)	(9,906,251)
Total Shareholders’ Deficit	(9,608,459)	(9,905,676)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$53,607,745	$238,350,858

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP IV.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
EXPENSES
General and administrative expenses	$4,565,129	$2,291,464
Loss from operations	(4,565,129)	(2,291,464)

OTHER INCOME (EXPENSE)
Forgiveness of debt	720,077	—
Change in fair value of warrant liability	461,680	12,296,000
Change in fair value of sponsor convertible note	—	400,000
Change in fair value of derivative liability	9,159	—
Interest expense – debt discount	(16,432)	—
Interest earned in Trust Account	8,128,147	3,438,963
Total other income, net	9,302,631	16,134,963

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$4,737,502	$13,843,499

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	16,459,493	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE ORDINARY SHARES	$0.38	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.25)	$0.37

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP IV.

STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY SHARES AND

SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	10,337,286	—	—	—	—	(2,439,217)	(7,898,068)	(10,337,285)
Redemption of Redeemable Class A ordinary shares	(18,222,328)	(195,400,571)	—	—	—	—	—	—	—
Capital Contribution – Sponsor	—	—	—	—	—	—	5,897,000	—	5,897,000
Conversion of Non-Redeemable Class B ordinary shares to Non-Redeemable Class A ordinary shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	4,737,502	4,737,502
Balance, December 31, 2023	4,777,672	$52,877,929	5,749,999	$575	1	$—	$3,457,783	$(13,066,817)	$(9,608,459)

FOR THE YEAR ENDED DECEMBER 31, 2022

			Shareholders’ Deficit
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	3,341,214	—	—	—	(3,341,214)	(3,341,214)
Net income	—	—	—	—	—	13,843,499	13,843,499
Balance, December 31, 2022	23,000,000	$237,941,214	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP IV.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,737,502	$13,843,499
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(461,680)	(12,296,000)
Change in fair value of sponsor convertible note	—	(400,000)
Change in fair value of derivative liability	(9,159)	—
Forgiveness of debt	(720,077)
Interest expense – debt discount	16,432	—
Interest earned in Trust Account	(8,128,147)	(3,438,963)
Changes in operating assets and liabilities:
Prepaid expenses	(138,867)	723,201
Accounts payable and accrued expenses	534,440	409,246
Net cash flows used in operating activities	(4,169,556)	(1,159,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	$(2,209,139)	$—
Cash withdrawn from Trust Account in connection with redemption	195,400,571	—
Net cash flows provided by investing activities	193,191,432	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor convertible note	$5,560,000	$500,000
Proceeds from promissory note	1,000,000	—
Redemption of shares	(195,400,571)	—
Net cash flows (used in) provided by financing activities	(188,840,571)	500,000

NET CHANGE IN CASH	181,305	(659,017)
CASH, BEGINNING OF YEAR	41,276	700,293
CASH, END OF YEAR	$222,581	$41,276
Supplemental disclosure of noncash activities:
Change in value of Class A subject to possible redemption	$10,337,286	$3,341,214
Capital Contribution - former Sponsor	$5,897,000	$—
Conversion of Founder Shares	$(575)	$—

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Perception Capital Corp IV. (the “Company”) was incorporated in the Cayman Islands on June 9, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s sponsor is RCF VII Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”). The Company has selected December 31st as its fiscal year end.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Public Offering”), and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

On November 2, 2023, the Original Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV LLC (the “Buyer” or “New Sponsor”), pursuant to which, among other things, the Buyer acquired certain of the Original Sponsor’s (i) Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”).

On November 6, 2023, in connection with the closing (“Closing”) of the transactions contemplated by the SPA, the Company entered into a Joinder Agreement (the “Joinder”) to that certain Registration Rights Agreement dated November 9, 2021, with the Original Sponsor and New Sponsor. Pursuant the Joinder, New Sponsor will receive the same rights and benefits with respect to its newly acquired Class A Shares (as defined below) and private placement warrants as the Original Sponsor has with respect to its Class A Shares and private placement warrants.

In connection with the Closing of the transactions contemplated by the SPA, on November 6, 2023: (i) each of the Company’s then-current directors, James McClements, Sunny S. Shah, Thomas M. Boehlert, Hugo Dryland, Elodie Grant Goodey, Timothy Baker, and Daniel Malchuk, resigned as directors, and the Company accepted their resignations; (ii) the vacancies on the Company’s board of directors caused by such resignations were filled by Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis (the “New Directors”); (iii) each of the Company’s then-current officers, Sunny S. Shah, Thomas M. Boehlert and Rebecca Coffelt, resigned as Chief Executive Officer, Chief Financial Officer, and Secretary, respectively, and the Company accepted their resignations; and (iv) the appointments of Rick Gaenzle as Chief Executive Officer, John Stanfield as Chief Financial Officer and Secretary, Scott Honour as Chairman of the Board, and Tao Tan as President (the “New Officers”) became effective. R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis will serve as members of the Company’s Audit Committee, Nominating Committee and Compensation Committee.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Shares and (ii) private placement warrants, subject to the terms and conditions described in the SPA.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

On December 5, 2023, at an Extraordinary General Meeting (the “Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from May 15, 2024 to November 15, 2024 provided that the Company make a payment into the trust account for the first three-month extension (from December 15, 2023 through March 15, 2024) equal to the lesser of $150,000 or $0.045 per share of Class A Ordinary Shares entitled to redemption rights and thereafter, a payment of equal to the lesser of $50,000 or $0.015 per Public Share per month through November 15, 2024. Shareholders also approved an amendment to change the name of the Company from RCF Acquisition Co. to Perception Capital Corp. IV.

In connection with the extensions amendment proposal voted on at the Meeting, shareholders holding an aggregate of 8,236,760 Class A ordinary shares exercised their right to redeem their shares for approximately $10.99 per share, for an aggregate redemption amount of $90,510,679 of the funds held in the Company’s Trust Account.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholders (as defined in Note 4 below) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4 below) if the Company fails to complete a Business Combination by November 15, 2024. However, if the Initial Shareholders acquire public shares after the Closing Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination by November 15, 2024.

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

The funds held in the Trust Account will not be released until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination by November 15, 2024, subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination by November 15, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $222,581 in its operating bank accounts, $52,977,929 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $496,139.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023, will not be sufficient to allow the Company to operate until November 15, 2024, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating.

If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before November 15, 2024 (or such earlier date as determined by the board of Directors and included in a public announcement), then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, the date for mandatory liquidation and subsequent dissolution. The Sponsor is not obligated to advance additional capital. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The length and impact of the ongoing military conflict between Russia and Ukraine and the most recent escalation of ongoing conflict in the Middle East are highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result, these could have a negative effect domestically and internationally and the impact of these conflicts are not determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2023, management determined it should restate its previously reported financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023. The Company identified that it had been accounting for its convertible sponsor notes using the fair value option, rather than reporting the convertible sponsor notes at par and bifurcating the conversion feature. As a result, the Company did not adhere to ASC 815-10-15-74 guidance. Due to this error, change in fair value of sponsor convertible note – related party, net income and accumulated deficit were overstated. The impact of the error affects all financial statements for the three months ended March 31, 2023, three and six months ended June 30, 2023, and three and nine months ended September 30, 2023.

The revision had no impact on the Company’s cash position or amount held in the trust account. The Company concluded that the impact of applying correction for these errors and misstatements, specifically the impact to net income and earnings per share, on the aforementioned financial statements is material.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Unaudited Condensed Balance Sheet as of March 31, 2023	As Reported	Adjustment	As Restated
Sponsor convertible note – related party	350,000	1,000,000	1,350,000
Total current liabilities	1,690,289	1,000,000	2,690,289
Accumulated Deficit	(10,915,636)	(1,000,000)	(11,915,636)
Total shareholders’ deficit	(10,915,061)	(1,000,000)	(11,915,061)

Unaudited Condensed Balance Sheet as of June 30, 2023	As Reported	Adjustment	As Restated
Sponsor convertible notes – related party	305,000	2,345,000	2,650,000
Total current liabilities	2,899,632	2,345,000	5,244,632
Accumulated Deficit	(13,015,923)	(2,345,000)	(15,360,923)
Total shareholders’ deficit	(13,015,348)	(2,345,000)	(15,360,348)

Unaudited Condensed Balance Sheet as of September 30, 2023	As Reported	Adjustment	As Restated
Sponsor convertible notes – related party	247,500	4,302,500	4,550,000
Total current liabilities	1,617,304	4,302,500	5,919,804
Accumulated Deficit	(11,021,061)	(4,302,500)	(15,323,561)
Total shareholders’ deficit	(11,020,486)	(4,302,500)	(15,322,986)

Unaudited Condensed Statement of Operations for the Three Months Ended March 30, 2023	As Reported	Adjustment	As Restated
Change in fair value of sponsor convertible note – related party	1,000,000	(1,000,000)	-
Total other income	2,849,173	(1,000,000)	1,849,173
Net income allocable to common shareholders	1,535,788	(1,000,000)	535,788
Basic and diluted net income per share, redeemable Class A ordinary shares	0.08	(0.04)	0.04
Basic and diluted net income per share, Class B ordinary shares	(0.04)	(0.03)	(0.07)

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Unaudited Condensed Statement of Operations for the Three Months Ended June 30, 2023	As Reported	Adjustment	As Restated
Change in fair value of sponsor convertible note – related party	1,345,000	(1,345,000)	-
Total other income	3,069,695	(1,345,000)	1,724,695
Net income allocable to common shareholders	552,924	(1,345,000)	(792,076)
Basic and diluted net income per share, redeemable Class A ordinary shares	0.06	(0.06)	0.00
Basic and diluted net income per share, Class B ordinary shares	(0.09)	(0.06)	(0.15)

Unaudited Condensed Statement of Operations for the Six Months Ended June 30, 2023	As Reported	Adjustment	As Restated
Change in fair value of sponsor convertible note – related party	2,345,000	(2,345,000)	-
Total other income	5,918,869	(2,345,000)	3,573,869
Net income allocable to common shareholders	2,088,712	(2,345,000)	(256,288)
Basic and diluted net income per share, redeemable Class A ordinary shares	0.14	(0.09)	0.05
Basic and diluted net income per share, Class B ordinary shares	(0.12)	(0.09)	(0.21)

Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2023	As Reported	Adjustment	As Restated
Change in fair value of sponsor convertible note – related party	1,957,500	(1,957,500)	-
Total other income	4,917,184	(1,957,500)	2,959,684
Net income allocable to common shareholders	4,694,546	(1,957,500)	2,737,046
Basic and diluted net income per share, redeemable Class A ordinary shares	0.31	(0.10)	0.21
Basic and diluted net income per share, Class B ordinary shares	0.11	(0.11)	0.00

Unaudited Condensed Statement of Operations for the Nine Months Ended September 30, 2023	As Reported	Adjustment	As Restated
Change in fair value of sponsor convertible note – related party	4,302,500	(4,302,500)	-
Total other income	10,836,053	(4,302,500)	6,533,553
Net income allocable to common shareholders	6,783,258	(4,302,500)	2,480,758
Basic and diluted net income per share, redeemable Class A ordinary shares	0.39	(0.18)	0.21
Basic and diluted net income per share, Class B ordinary shares	(0.05)	(0.18)	(0.23)

Unaudited Condensed Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the Three Months Ended March 31, 2023	As Reported	Adjustment	As Restated
Net income	1,535,788	(1,000,000)	535,788
Accumulated Deficit	(10,915,636)	(1,000,000)	(11,915,636)
Total shareholders’ deficit	(10,915,061)	(1,000,000)	(11,915,061)

Unaudited Condensed Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the Three Months Ended June 30, 2023	As Reported	Adjustment	As Restated
Net income	552,924	(1,345,000)	(792,076)
Accumulated Deficit	(13,015,923)	(2,345,000)	(15,360,923)
Total shareholders’ deficit	(13,015,348)	(2,345,000)	(15,360,348)

Unaudited Condensed Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the Three Months Ended September 30, 2023	As Reported	Adjustment	As Restated
Net income	4,694,546	(1,957,500)	2,737,046
Accumulated Deficit	(11,021,061)	(4,302,500)	(15,323,561)
Total shareholders’ deficit	(11,020,486)	(4,302,500)	(15,322,986)

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023	As Reported	Adjustment	As Restated
Net income	1,535,788	(1,000,000)	535,788
Change in fair value of sponsor convertible note – related party	(1,000,000)	1,000,000	-

Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2023	As Reported	Adjustment	As Restated
Net income	2,088,712	(2,345,000)	(256,288)
Change in fair value of sponsor convertible note – related party	(2,345,000)	2,345,000	-

Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2023	As Reported	Adjustment	As Restated
Net income	6,783,258	(4,302,500)	2,480,758
Change in fair value of sponsor convertible note – related party	(4,302,500)	4,302,500	-

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to, valuation of the warrant liability and sponsor notes.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

On November 21, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. As of December 31, 2023 the funds in the Trust Account were maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to November 21, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as warrant liability on the accompanying balance sheets and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Convertible Senior Secured Promissory Note

The Company evaluated the Convertible Senior Secured Promissory Note (“Blue Capital Note”) in accordance with ASC 815-15, “Derivatives and Hedging” and concluded that with the exception of the Private Placement Warrants feature for which the fair value of the embedded derivative feature was bifurcated, the remaining debt proceeds received have been allocated to the debt host at Par (i.e., recorded at proceeds received). Pursuant to ASC 470, the Company recorded the fair value of the embedded derivative feature on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations. The Blue Capital Note and the corresponding embedded derivative feature is recorded as convertible senior secured promissory note and derivative liability, respectively, on the accompanying balance sheets.

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

At December 31, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$234,600,000
Plus:
Remeasurement of carrying value to redemption value	3,341,214
Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A ordinary shares	(195,400,571)
Plus:
Remeasurement of carrying value to redemption value	10,337,286
Redeemable Class A ordinary shares subject to possible redemption at December 31, 2023	$52,877,929

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the years ended December 31, 2023 and 2022. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2023 was $2,612,244 and will be recorded when the performance condition occurs.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the years ended December 31, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31,
	2023	2022
Net income	$4,737,502	$13,843,499
Less: Accretion of temporary equity to redemption value	(10,337,286)	(3,341,214)
Net (loss) income including accretion of temporary equity to redemption value	$(5,599,784)	$10,502,285

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2023	2022
Redeemable Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Ordinary Shares subject to possible redemption
Net income (loss) allocable to ordinary shareholders	$(4,150,009)	$8,401,828
Less: Net income (loss) allocable to Non-Redeemable Ordinary Shares	10,337,286	3,341,214
Add: Deemed dividend to Redeemable Shareholders	—	—
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$6,187,277	$11,743,042

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	16,459,493	23,000,000
Basic and Diluted net income per share	$0.38	$0.51

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to Non-Redeemable Ordinary Shares	(1,449,774)	2,100,457

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000
Basic and Diluted net income per share	$(0.25)	$0.37

Note 4 - Related Party Transactions

Founder Shares

On June 9, 2021, the Original Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000. The Original Sponsor subsequently transferred an aggregate of 402,500 Founder Shares to members of the Company’s board of directors, management team, board of advisors and/or their estate planning vehicles for the same per-share consideration that it originally paid for such shares, resulting in the Original Sponsor holding 5,347,500 Founder Shares.

As of the Closing Date, the Initial Shareholders held 5,750,000 Founder Shares.

The Founder Shares are identical to the Class A ordinary shares sold in the Public Offering except that:

●	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

●	the Founder Shares are entitled to registration rights;

●	only holders of Class B ordinary shares will have the right to vote in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares);

●	the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by November 15, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 15, 2023, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the founder shares are automatically convertible into Class A ordinary shares at the time of the consummation of a Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated memorandum and articles of association.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into non-redeemable Class A ordinary shares, with immediate effect (see Note 5).

Private Placement Warrants

On the Closing Date, the Original Sponsor purchased from the Company 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $11,700,000, in a Private Placement that occurred in conjunction with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The New Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination.

If the Company does not complete a Business Combination within the extended date of November 15, 2024, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Shares and (ii) private placement warrants, subject to the terms and conditions described in the SPA.

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

Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note is accounted for within the scope of ASC 815 and as a result, the Company bifurcated from the proceeds allocated to the debt host the fair value of a single derivative that comprises all of the individual features requiring bifurcation. Any remaining debt proceeds will be allocated to the debt host. The fair value of the embedded conversion feature upon the issuance of the Sponsor Convertible Note is de minimis.

On May 11, 2023, the Company amended and restated the Sponsor Convertible Note to extend the maturity date from the earlier of (i) May 15, 2023 and (ii) the effective date of a Business Combination to the earlier of (i) May 15, 2024 and (ii) a Business Combination.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2023, the Company borrowed $4,050,000 from the Sponsor Convertible Note.

On November 6, 2023, as required by the SPA, the Company entered into an Omnibus Termination and Release Agreement with the Original Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the Sponsor Convertible Note in connection with the Closing of the transactions contemplated by the SPA. Accordingly, the carrying value under the Sponsor Convertible Note was recognized as a capital contribution from Original Sponsor.

As of December 31, 2023 and 2022, the Company had $0 and $500,000 in total outstanding borrowings under the Sponsor Convertible Note.

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

For the year ended December 31, 2023, the Company had $2,010,000 in outstanding borrowings under the Extension Convertible Promissory Note.

On November 6, 2023, as required by the SPA, the Company entered into a Termination Agreement with the Original Sponsor. Pursuant to the Termination Agreement, the Company terminated the Extension Convertible Promissory Note in connection with the Closing of the transactions contemplated by the SPA.

In connection with the termination of the Extension Convertible Promissory Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Extension Convertible Promissory Note. Accordingly, the carrying value under the Sponsor Convertible Note was recognized as a capital contribution from Original Sponsor.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. As of December 31, 2023, the Company had incurred $237,000 under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Pursuant to the Termination Agreement, the Company terminated the Administrative Services Agreement, dated November 9, 2021, in connection with the Closing of the transactions contemplated by the SPA. The Original Sponsor forgave and discharged all outstanding fees owed under the Administrative Services Agreement. Accordingly, all outstanding fees, or $237,000, under the Administrative Services Agreement was recognized as a capital contribution from Original Sponsor.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, there were 4,777,672 and 23,000,000 shares of Class A ordinary shares issued and outstanding, respectively, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets and as of December 31, 2023, 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding and were classified as shareholders’ deficit on the balance sheets.

On May 9, 2023, the Company held an Extraordinary General Meeting, in connection with which, shareholders holding an aggregate of 9,985,568 Class A ordinary shares exercised their right to redeem their shares for approximately $10.50 per share, for an aggregate redemption amount of $104,889,892 of the funds held in the Company’s Trust Account.

On December 5, 2023, the Company held another Extraordinary General Meeting, in connection with which, shareholders holding an aggregate of 8,236,760 Class A ordinary shares exercised their right to redeem their shares for approximately $10.99 per share, for an aggregate redemption amount of $90,510,679 of the funds held in the Company’s Trust Account.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A ordinary shares, with immediate effect. Following such conversion, as of December 31, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A ordinary shares and the Class B ordinary share contain the same terms and provisions and performance condition.

Note 6 - Warrant Liability

As of December 31, 2023 and 2022, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 - Fair Value Measurements

As of December 31, 2023 and 2022, assets held in the Trust Account were comprised of $52,977,929 in demand deposit account and $238,041,214 in money market funds invested in U.S Treasury Securities, respectively. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$576,150	$—	$576,150
Private Placement Warrants	—	586,170	—	586,170
Derivative liability	—	—	7,273	7,273

Total	$—	$1,162,320	$7,273	$1,169,593

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – Treasury Securities Money Market Fund	$238,041,214	$—	$—	$238,041,214
Total	$238,041,214	$—	$—	$238,041,214

Liabilities:
Sponsor notes	$—	$—	$100,000	$100,000
Public Warrants	805,000	—	—	805,000
Private Placement Warrants	—	819,000	—	819,000

Total	$805,000	$819,000	$100,000	$1,724,000

Transfer to or from Levels 1,2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2023 when the Public Warrants were not actively traded. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022.

As of December 31, 2023, the estimated fair value of the derivative liability is determined using Level 3 inputs. The key inputs into the present value model for the derivative liability were as follows at each draw on the Blue Capital Note (Note 8):

Valuation date	Volatility	Market warrant price	Exercise price	Risk free rate	Term of warrant exercise
November 24, 2023	176.0%	$0.0787	$0.10	5.01%	1.75
December 15, 2023	190.3%	$0.0746	$0.10	4.60%	1.69
December 28, 2023	194.4%	$0.0501	$0.10	4.45%	1.66

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2022	$—
Issuance of derivative liability	131,456
Change in fair value	(9,159)
Unamortized debt discount	(151,024)
Fair value as of December 31, 2023	$7,273

As of December 31, 2022, the estimated fair value of the Sponsor note was determined using Level 3 inputs. The Company assessed the likelihood of a transaction closing based on the Company’s termination date, market value of public warrants and if the Company has entered into a Letter of Intent or Business Combination Agreement. As a result, the Company has applied a discount rate of 80% on the Sponsor note as of December 31, 2022.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Sponsor note:

Derivative liability
Fair value as of December 31, 2021	$—
Issuance of Sponsor note	500,000
Change in fair value	(400,000)
Fair value as of December 31, 2022	$100,000

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

Convertible Senior Secured Promissory Note

The Company issued a Convertible Senior Secured Promissory Note on November 6, 2023, to Blue Capital Management Partners, LLP (“Blue Capital”) with a principal amount up to Two Million Dollars ($2,000,000) (the “Blue Capital Note”). The Blue Capital Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates a Business Combination, (ii) the date of the liquidation of the Company and (iii) December 31, 2024. Concurrent with the closing of the Business Combination, any amounts outstanding under the Blue Capital Note (or any portion thereof) will automatically convert into Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Shares”) at a conversion price equal to $1.00 per share, and the Original Sponsor will forfeit an equal number of Class A Shares that it owns pursuant to the SPA. Additionally, from the closing of the Business Combination until the date that is eighteen (18) months after such closing, the Company has the right to purchase from New Sponsor up to 4,533,750 of the warrants that New Sponsor acquired from Original Sponsor upon the Closing of the SPA, at a price of $0.10 per private placement warrant.

PERCEPTION CAPITAL CORP IV.

NOTES TO FINANCIAL STATEMENTS

If immediately prior to the closing of the Business Combination, the Maximum Amount has not yet been paid to the Company, Blue Capital shall have the right to pay any remaining amounts to the Company before the closing of the Business Combination. If the Company has not entered into a definitive agreement for a Business Combination by February 29, 2024 or there is an Event of Default (as defined in the Blue Capital Note), the Company must issue to Blue Capital 173,913 Class A Shares, within five business days of the closing of the Business Combination.

Business Combination Agreement

On December 5, 2023, the Company, Blue Gold Limited, a Cayman Islands company limited by shares (“PubCo”), and Blue Gold Holdings Limited, a private company limited by shares formed under the laws of England and Wales (“BGHL”), entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, (i) BGHL and PubCo shall consummate a share exchange (the “Exchange”) pursuant to which PubCo will purchase all of the issued and outstanding shares of BGHL in exchange for PubCo Ordinary Shares; (ii) the Company and a to-be-formed subsidiary of PubCo (“Merger Sub”) will merge (the “Merger”) with the Company surviving the merger as a wholly owned subsidiary of PubCo.

Note 9 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these financial statements, except on the item noted below, no subsequent events which required adjustment or disclosure.

On January 19, 2024, the Company received a notice from the New York Stock Exchange (the “NYSE”) that it was not in compliance with the NYSE’s continued listing requirements. Specifically, the NYSE advised the Company that it is not in compliance with Section 802.01B of the NYSE Listed Company Manual, which requires an NYSE-listed company to maintain a minimum of 300 public stockholders on a continuous basis.

The Company submitted a business plan to the NYSE demonstrating the Company’s ability to regain compliance with the NYSE’s rules. The NYSE has accepted the plan and as a result, the Company is subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the period, subject to the Company’s compliance with other NYSE continued listing requirements.

The Company’s units, Class A ordinary shares and warrants will continue to be traded on the NYSE under the symbols “RCFA.U”, “RCFA”, and “RCFA WS”, respectively, subject to the Company’s compliance with other NYSE continued listing requirements, with the addition of a suffix indicating the “below compliance” status of its ordinary shares, such as “RCFA.BC.” In the event that the Company fails to restore its compliance with the continued listing standards of Section 802.01B, the Common Stock will be subject to NYSE’s suspension and delisting procedures.

Exhibit Number	Description
2.1	Business Combination Agreement, dated December 5, 2023, by and among RCF Acquisition Corp., Blue Gold Limited and Blue Gold Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Filed with the SEC on November 16, 2021).
3.2	Form of Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023)
4.1*	Description of Securities.
10.1	Promissory Note Issued to RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed with the SEC on May 15, 2023).
10.2	Amended and Restated Promissory Note Issued to RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Filed with the SEC on May 15, 2023).
10.3	Joinder Agreement dated November 6, 2023, by and between RCF Acquisition Corp. and Perception Partners IV LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on November 9, 2023).
10.4	Convertible Senior Secured Promissory Note dated November 6, 2023, by and between RCF Acquisition Corp. and Blue Capital Management Partners, LLP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2023).
10.5	Omnibus Termination and Release Agreement dated November 6, 2023, by and between RCF Acquisition Corp. and RCF VII Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2023).
10.6	Amended and Restated Letter Agreement dated November 6, 2023, by and between RCF Acquisition Corp., RCF VII Sponsor LLC, Perception Capital Partners IV LLC, and the other parties named on the signature pages thereto. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2023).
10.7	Letter Agreement dated November 6, 2023 by and between Sunny Shah and RCF Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2023).
10.8	Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023).
10.9	Sponsor Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023).
10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2023).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2024	PERCEPTION CAPITAL CORP. IV

	By:	/s/ Rick Gaenzle
		Name:	Rick Gaenzle
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Scott Honour	Chairman	April 22, 2024
Scott Honour

/s/ Rick Gaenzle	Chief Executive Officer and Director	April 22, 2024
Rick Gaenzle	(Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	April 22, 2024
John Stanfield	(Principal Financial and Accounting Officer)

/s/ R. Rudolph Reinfrank	Director	April 22, 2024
R. Rudolph Reinfrank

/s/ Thomas J. Abood	Director	April 22, 2024
Thomas J. Abood

/s/ Karrie Willis	Director	April 22, 2024
Karrie Willis