Form 10-Q
period 2024-03-31
Perception Capital Corp. IV
filed 2024-05-23
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from to

Commission file number: 001-41039

PERCEPTION CAPITAL CORP IV.

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

As of May 23, 2024, there were 10,527,671 Class A ordinary shares, par value $0.0001, issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

PERCEPTION CAPITAL CORP IV.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

PERCEPTION CAPITAL CORP IV.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$44,202	$222,581
Prepaid expenses	359,815	407,235
Due from related party	6,474	—
Total current assets	410,491	629,816

Cash and investments held in Trust Account	53,649,992	52,977,929
Total Assets	$54,060,483	$53,607,745

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$465,151	$118,682
Convertible senior secured promissory note	1,050,000	1,000,000
Derivative liability	73,005	7,273
Total current liabilities	1,588,156	1,125,955

Non-current liabilities
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	1,245,840	1,162,320
Total non-current liabilities	9,295,840	9,212,320

Total Liabilities	10,883,996	10,338,275

COMMITMENTS AND CONTINGENCIES (NOTE 7)
REDEEMABLE CLASS A ORDINARY SHARES
Redeemable Class A ordinary shares, $0.0001 par value; 4,777,672 shares issued and outstanding subject to possible redemption, at approximately $11.21 and $11.07 redemption value at March 31, 2024 and December 31, 2023, respectively	53,549,992	52,877,929

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 and 5,749,999 shares issued and outstanding, respectively, at March 31, 2024 and December 31, 2023 (excluding shares subject to redemption)	575	575
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one share issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,785,720	3,457,783
Accumulated deficit	(13,159,800)	(13,066,817)
Total Shareholders’ Deficit	(10,373,505)	(9,608,459)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$54,060,483	$53,607,745

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
EXPENSES
General and administrative expenses	$615,794	$1,313,385
Loss from operations	(615,794)	(1,313,385)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(83,520)	(696,000)
Change in fair value of derivative liability	(16,436)	—
Interest expense – debt discount	(49,296)	—
Interest earned in Trust Account	672,063	2,545,173
Total other income, net	522,811	1,849,173

NET (LOSS) INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$(92,983)	$535,788

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	4,777,672	23,000,000
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE, REDEEMABLE ORDINARY SHARES	$0.07	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.07)	$(0.07)

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2023	4,777,672	$52,877,929	5,749,999	$575	1	$—	$3,457,783	$(13,066,817)	$(9,608,459)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	672,063	—	—	—	—	(672,063)	—	(672,063)
Net loss	—	—	—	—	—	—	—	(92,983)	(92,983)
Balance, March 31, 2024	4,777,672	$53,549,992	5,749,999	$575	1	$—	$2,785,720	$(13,159,800)	$(10,373,505)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,545,173	—	—	—	—	—	(2,545,173)	(2,545,173)
Net income	—	—	—	—	—	—	—	535,788	535,788
Balance, March 31, 2023	23,000,000	$240,486,387	—	$—	5,750,000	$575	$—	$(11,915,636)	$(11,915,061)

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(92,983)	$535,788
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	83,520	696,000
Change in fair value of derivative liability	16,436	—
Interest expense – debt discount	49,296	—
Interest earned in Trust Account	(672,063)	(2,545,173)
Changes in operating assets and liabilities:
Prepaid expenses	47,420	120,715
Due from related party	(6,474)	—
Accounts payable and accrued expenses	346,469	798,969
Net cash flows used in operating activities	(228,379)	(393,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor convertible note	$—	$1,250,000
Proceeds from promissory note	50,000	—
Net cash flows provided by financing activities	50,000	1,250,000

NET CHANGE IN CASH	(178,379)	856,299
CASH, BEGINNING OF PERIOD	222,581	41,276
CASH, END OF PERIOD	$44,202	$897,575
Supplemental disclosure of noncash activities:
Change in value of Class A subject to possible redemption	$672,063	$2,545,173

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Perception Capital Corp IV. (the “Company”) was incorporated in the Cayman Islands on June 9, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s original sponsor was RCF VII Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”).

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

On November 6, 2023, in connection with the closing (“Closing”) of the transactions contemplated by the SPA, the Company entered into a Joinder Agreement (the “Joinder”) to that certain Registration Rights Agreement dated November 9, 2021, with the Original Sponsor and New Sponsor. Pursuant the Joinder, New Sponsor will receive the same rights and benefits with respect to its newly acquired Class A Ordinary Shares (as defined below) and private placement warrants as the Original Sponsor has with respect to its Class A Ordinary Shares and private placement warrants.

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

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Ordinary Shares and (ii) private placement warrants, subject to the terms and conditions described in the SPA.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Public Offering”), redemptions and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering and extension payments as defined under Trust Account in Note 1.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 9, 2021. The Public Offering closed on November 15, 2021 (the “Closing Date”). Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 11,700,000 warrants to purchase Class A Ordinary Shares (“Private Placement Warrants”) for $1.00 each, or $11,700,000 in the aggregate, in a private placement on the Closing Date (the “Private Placement”).

In its Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each unit consists of one Class A Ordinary Share and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A Ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). The Company intends to finance a Business Combination with the remaining proceeds from its $230,000,000 Public Offering and $11,700,000 Private Placement.

At the Closing Date, proceeds of $241,700,000, net of underwriting discounts of $4,600,000 and $2,500,000 designated for operational use were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below. Transaction costs amounted to $13,267,977, consisting of $12,650,000 of underwriters fees of which $8,050,000 was for Deferred Underwriting Commissions (see Note 7) and $617,977 of other offering costs.

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

On December 5, 2023, at an Extraordinary General Meeting (the “Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from May 15, 2024 to November 15, 2024 provided that the Company make a payment into the trust account for the first three-month extension (from December 15, 2023 through March 15, 2024) equal to the lesser of $150,000 or $0.045 per share of Class A Ordinary Shares entitled to redemption rights and thereafter, a payment of equal to the lesser of $50,000 or $0.015 per Public Share per month through November 15, 2024. Shareholders also approved an amendment to change the name of the Company from RCF Acquisition Corp. to Perception Capital Corp. IV.

In connection with the extensions amendment proposal voted on at the Meeting, shareholders holding an aggregate of 8,236,760 Class A ordinary shares exercised their right to redeem their shares for approximately $10.99 per share, for an aggregate redemption amount of $90,510,679 of the funds held in the Company’s Trust Account.

If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $44,202 in its operating bank accounts, $53,649,992 in cash held in the Trust Account (Note 2) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,177,665.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024, will not be sufficient to allow the Company to operate until November 15, 2024, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 included in the condensed balance sheet have been derived from the audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K for the year ended December 31, 2023.

Use of Estimates

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to, valuation of the warrant liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

On November 21, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. As of March 31, 2024 the funds in the Trust Account were maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to November 21, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrants, redeemable shares and the embedded feature within the Sponsor Convertible Note, which are carried at fair value and redemption value, respectively, as discussed below.

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

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment. See Note 6 for additional information on assets and liabilities measured at fair value.

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

Convertible Senior Secured Promissory Note

The Company evaluated the Convertible Senior Secured Promissory Note (“Blue Capital Note”) in accordance with ASC 815-15, “Derivatives and Hedging” and concluded that with the exception of the Private Placement Warrants feature for which the fair value of the embedded derivative feature was bifurcated, the remaining debt proceeds received have been allocated to the debt host at Par (i.e., recorded at proceeds received). Pursuant to ASC 470, the Company recorded the fair value of the embedded derivative feature on the balance sheets using the relative fair value method and the related amortization of the debt discount on its statements of operations. The Blue Capital Note and the corresponding embedded derivative feature is recorded as convertible senior secured promissory note and derivative liability, respectively, on the accompanying balance sheets.

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

At March 31, 2024 and December 31, 2023 the Redeemable Class A Ordinary Shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(195,400,571)
Plus:
Remeasurement of carrying value to redemption value	10,337,286
Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2023	$52,877,929
Plus:
Remeasurement of carrying value to redemption value	672,603
Redeemable Class A Ordinary Shares subject to possible redemption at March 31, 2024	$53,549,992

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, Stock Compensation, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended March 31, 2024 and 2023. The unrecognized compensation expense related to the Class B ordinary shares at March 31, 2024 was $2,612,244 and will be recorded when the performance condition occurs.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three months ended March 31, 2024 and 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31,
	2024	2023
Net income	$(92,983)	$535,788
Less: Accretion of temporary equity to redemption value	(672,063)	(2,545,173)
Net loss including accretion of temporary equity to redemption value	$(765,046)	$(2,009,385)

	For the Three Months Ended March 31,
	2024	2023
Redeemable Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Ordinary Shares subject to possible redemption
Net income (loss) allocable to ordinary shareholders	$(347,193)	$(1,607,508)
Less: Net income (loss) allocable to Non-Redeemable Ordinary Shares	672,063	2,545,173
Add: Deemed dividend to Redeemable Shareholders	—	—
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$324,870	$937,665

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	4,777,672	23,000,000
Basic and Diluted net income per share	$0.07	$0.04

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to Non-Redeemable Ordinary Shares	(417,853)	(401,877)

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000
Basic and Diluted net income per share	$(0.07)	$(0.07)

Note 3 - Related Party Transactions

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into non-redeemable Class A ordinary shares, with immediate effect (see Note 4).

Private Placement Warrants

On the Closing Date, the Original Sponsor purchased from the Company 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $11,700,000, in a Private Placement that occurred in conjunction with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The New Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination.

If the Company does not complete a Business Combination within the extended date of November 15, 2024, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Ordinary Shares and (ii) Private Placement Warrants, subject to the terms and conditions described in the SPA.

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

As of March 31, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Sponsor Convertible Note.

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

As of March 31, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Extension Convertible Promissory Note.

Service and Administrative Fees

The Company has agreed, commencing on November 10, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to the Company’s management team. The Company had incurred $237,000 under this arrangement.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $30,000 in administrative support services.

Note 4 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 4,777,672 shares of Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets. As of March 31, 2024 and December 31, 2023, 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding and were classified as shareholders’ deficit on the balance sheets.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of March 31, 2024, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A Ordinary Shares and the Class B ordinary share contain the same terms and provisions and performance condition.

Note 5 - Warrant Liability

As of March 31, 2024 and December 31, 2023, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

Redemption of warrants when the price per Class A Ordinary Shars equals or exceeds $18.00

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

No fractional Class A Ordinary Shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of of Class A Ordinary Shares to be issued to the holder.

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

The exercise price and number of Ordinary Shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of ordinary shares or equity-linked securities.

Dividend Policy

The Company has not paid any cash dividends on its Ordinary Shares to date and does not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to the Company’s initial business combination will be within the discretion of the Company’s board of directors at such time.

Note 6 - Fair Value Measurements

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $53,649,992 and $52,977,929 in demand deposit account, respectively. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$617,550	$—	$617,550
Private Placement Warrants	—	628,290	—	628,290
Derivative liability	—	—	73,005	73,005

Total	$—	$1,245,840	$73,005	$1,318,845

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$576,150	$—	$576,150
Private Placement Warrants	—	586,170	—	586,170
Derivative liability	—	—	7,273	7,273

Total	$—	$1,162,320	$7,273	$1,169,593

Transfer to or from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2023 when the Public Warrants were not actively traded. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in January 2022.

As of March 31, 2024, the estimated fair value of the derivative liability is determined using Level 3 inputs. The key inputs into the present value model for the derivative liability were as follows at each draw on the Blue Capital Note (Note 7):

Valuation date	Volatility	Market warrant price	Exercise price	Risk free rate	Term of warrant exercise
March 31, 2024	195.4%	$0.0537	$0.10	4.64%	1.86

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2023	$7,273
Change in fair value	16,436
Amortization of debt discount	49,296
Fair value as of March 31, 2024	$73,005

As of December 31, 2023, the estimated fair value of the derivative liability is determined using Level 3 inputs. The key inputs into the present value model for the derivative liability were as follows at each draw on the Blue Capital Note (Note 7):

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

Note 7 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares) pursuant to a registration rights agreement to be signed on the effective date of the Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares). These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Convertible Senior Secured Promissory Note

The Company issued a Convertible Senior Secured Promissory Note on November 6, 2023, to Blue Capital Management Partners, LLP (“Blue Capital”) with a principal amount up to Two Million Dollars ($2,000,000) (the “Blue Capital Note”). The Blue Capital Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates a Business Combination, (ii) the date of the liquidation of the Company and (iii) December 31, 2024. Concurrent with the closing of the Business Combination, any amounts outstanding under the Blue Capital Note (or any portion thereof) will automatically convert into Class A Ordinary Shares of the Company, par value $0.0001 per share (“Class A Ordinary Shares”) at a conversion price equal to $1.00 per share, and the Original Sponsor will forfeit an equal number of Class A Ordinary Shares that it owns pursuant to the SPA. Additionally, from the closing of the Business Combination until the date that is eighteen (18) months after such closing, the Company has the right to purchase from New Sponsor up to 4,533,750 of the warrants that New Sponsor acquired from Original Sponsor upon the Closing of the SPA, at a price of $0.10 per private placement warrant.

If immediately prior to the closing of the Business Combination, the Maximum Amount has not yet been paid to the Company, Blue Capital shall have the right to pay any remaining amounts to the Company before the closing of the Business Combination. If the Company has not entered into a definitive agreement for a Business Combination by February 29, 2024 or there is an Event of Default (as defined in the Blue Capital Note), the Company must issue to Blue Capital 173,913 Class A Ordinary Shares, within five business days of the closing of the Business Combination.

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

Note 8 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these financial statements, except on the item noted below, no subsequent events which required adjustment or disclosure.

On May 2, 2024, the Company and Blue Gold Holdings Limited (“BGHL”), entered into that certain Amended and Restated Business Combination Agreement (the “Amended BCA”) to, among other things, restructure the transaction as follows: (i) the Company shall form a wholly owned subsidiary (“Merger Sub”), (ii) at the merger effective time, Merger Sub shall merge with and into BGHL, or its successor entity as set forth in the Amended BCA, and (iii) BGHL shall continue as the surviving entity and wholly owned subsidiary of the Company, and to (iv) make changes to certain representations and conditions to the Closing to match the revised structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Perception Capital Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to RCF VII Sponsor LLC. References to the “New Sponsor” are to Perception Capital Partners IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 23, 2024 and under “Item 1A - Risk Factors” in this Quarterly Report.

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

As indicated in the accompanying financial statements, as of March 31, 2024, we had $44,202 held outside the Trust Account that is available to us to fund our working capital requirements and $53,649,992 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Our registration statement for the Public Offering became effective on November 9, 2021. On November 15, 2021, we consummated the Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds, before expenses, of $230,000,000. Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds, before expenses, of $11,700,000.

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

Results of Operations

For the three months ended March 31, 2024, we had a net loss of $92,983, and a loss from operations of $615,794, which was comprised of general and administrative expenses, and non-operating income, net of $522,811. Non-operating income, net was comprised of change in fair value of derivative liability of $16,436, interest expense – debt discount of $49,296, loss on warrant liability of $83,520, and interest earned in the Trust Account of $672,063.

For the three months ended March 31, 2023, we had a net income of $535,788, and a loss from operations of $1,313,385, which was comprised of general and administrative expenses, and non-operating income of $1,849,173. Non-operating income was comprised of interest earned in the Trust Account of $2,545,173, offset by a change in fair value of the warrant liability of $696,000.

Our only activities from inception to March 31, 2024, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through March 31, 2024, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of March 31, 2024, we have available to us $44,202 of cash on our balance sheet and a working capital deficit of $1,177,665. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, prior to November 6, 2023,our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On November 6, 2023, as required by the SPA, the Company entered into an Omnibus Termination and Release Agreement with the Original Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the Sponsor Convertible Note in connection with the Closing of the transactions contemplated by the SPA. In connection with the termination of the Sponsor Convertible Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Sponsor Convertible Note.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of March 31, 2024, will not be sufficient to allow us to operate until November 15, 2024, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by November 15, 2024, then we will cease all operations except for the purpose of liquidating.

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

As of March 31, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. As of March 31, 2024 and December 31, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B ordinary share issued and outstanding.

Sponsor Notes

Sponsor Convertible Note

On April 1, 2022, we issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to our Sponsor, pursuant to which we may borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note is non-interest bearing and all unpaid principal will be due and payable in full on the earlier of (i) May 15, 2024 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving us and one or more businesses (such earlier date, the “Maturity Date”).

Up to $1,500,000 of such loans were convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Our Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A Ordinary Shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note is accounted for within the scope of ASC 815 and as a result, the Company bifurcated from the proceeds allocated to the debt host the fair value of a single derivative that comprises all of the individual features requiring bifurcation. Any remaining debt proceeds will be allocated to the debt host. The fair value of the embedded conversion feature upon the issuance of the Sponsor Convertible Note is de minimis.

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

Commitments and Contractual Obligations

At March 31, 2024, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. For the three months ended March 31, 2024 and 2023, the Company has incurred $0 and $30,000, respectively, in these fees.

Pursuant to the Termination Agreement, the Company terminated the Administrative Services Agreement, dated November 9, 2021, in connection with the Closing of the transactions contemplated by the SPA. The Original Sponsor forgave and discharged all outstanding fees owed, or $237,000, under the Administrative Services Agreement.

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

Convertible Senior Secured Promissory Note

We evaluated the Convertible Senior Secured Promissory Note (“Blue Capital Note”) in accordance with ASC 815-15, “Derivatives and Hedging” and concluded that with the exception of the Private Placement Warrants feature for which the fair value of the embedded derivative feature was bifurcated, the remaining debt proceeds received have been allocated to the debt host at Par (i.e., recorded at proceeds received). Pursuant to ASC 470, the Company recorded the fair value of the embedded derivative feature on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its statements of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 23, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on April 23, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 16, 2024, Tao Tan, who served as President of the Company informed the Board of Directors that he would be resigning his position as President. This resignation was not due to any disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices. Mr. Tan’s resignation will be effective May 23, 2024.

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

PERCEPTION CAPITAL CORP IV.

Date: May 23, 2024		/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 23, 2024		/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)