Form 10-K/A
period 2023-12-31
Perception Capital Corp. IV
filed 2024-08-30
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company, for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 23, 2024 (the “Original Filing”).

On October 26, 2023 and November 6, 2023, the underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc. and Citigroup Global Markets Inc. agreed to waive all rights to their respective portion of the total underwriting commissions.

In the preparation of the Quarterly Report for the period ended June 30, 2024, management concluded that the Company overstated its liabilities and stockholders’ deficit at December 31, 2023 and March 31, 2024 and, instead, should have recognized the waivers as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2023 and change in accumulated deficit at December 31, 2023. Additionally, the balance sheet should not reflect the long-term liability at December 31 2023. The Company is filing this Amendment No. 1 to correct this error.

The change in accounting for the liability extinguishment did not have any impact on the Company’s liquidity, net change in cash, costs of operations in the period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations for the affected period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and does not reflect events occurring after the original report date of April 23, 2024 (the "Original Filing Date") of the Original Filing other than as described herein and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing except as specifically referenced herein. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

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

Results of Operations

For the year ended December 31, 2023, we had a net income of $5,147,347, and a loss from operations of $4,565,129, which was comprised of general and administrative expenses, and non-operating income, net of $9,712,476. Non-operating income, net was comprised of change in fair value of derivative liability of $9,159, interest expense – debt discount of $16,432, gain on warrant liability of $461,680, other income attributable to derecognition of deferred underwriting fee allocated to warrants of $409,845, forgiveness of debt of $720,077 and interest earned in the Trust Account of $8,128,147.

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

On October 26, 2023 and November 6, 2023, the underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc. and Citigroup Global Markets Inc. agreed to waive all rights to their respective portion of the Deferred Underwriting Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions and accounting for the extinguishment of liabilities.

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

As discussed in the Explanatory Note, the Company’s management determined it should restate its previously reported financial statements for the periods ended December 31, 2023 and March 31, 2024. The Company identified that the liability for deferred underwriting commissions should have been extinguished in during the quarter ended December 31, 2023. As a result, the Company did not adhere to ASC 405 guidance. Due to this error, deferred underwriting commissions was overstated and accumulated deficit and net income was understated. The impact of the error affects the financial statements for the year ended December 31, 2023 and three months ended March 31, 2024.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Perception Capital Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perception Capital Corp. IV (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, statements of changes in redeemable class A ordinary shares and shareholders’ deficit and statements of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its statements of operations, statements of changes in redeemable class A ordinary shares and shareholders’ deficit and its statements of cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 of the financial statements, the financial statements as of and for the year ended December 31, 2023 have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs or complete a business combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating. Both the liquidity condition and mandatory redemption raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

April 22, 2024, except for the effects of the Restatement disclosed in Note 2, as to which the date is August 29, 2024

PCAOB Number 100

PERCEPTION CAPITAL CORP. IV
BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	(Restated)
ASSETS
Current assets
Cash	$222,581	$41,276
Prepaid expenses	407,235	268,368
Total current assets	629,816	309,644

Cash and investments held in Trust Account	52,977,929	238,041,214
Total Assets	$53,607,745	$238,350,858

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$118,682	$541,320
Convertible senior secured promissory note	1,000,000	—
Derivative liability	7,273	—
Sponsor convertible notes	—	100,000
Total current liabilities	1,125,955	641,320

Non-current liabilities
Deferred underwriting commissions	—	8,050,000
Warrant liabilities	1,162,320	1,624,000
Total non-current liabilities	1,162,320	9,674,000

Total Liabilities	2,288,275	10,315,320

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE CLASS A ORDINARY SHARES
Redeemable Class A ordinary shares, $0.0001 par value; 4,777,672 and 23,000,000 shares issued and outstanding subject to possible redemption, at approximately $11.07 and $10.35 redemption value at December 31, 2023 and 2022, respectively	52,877,929	237,941,214

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 and zero shares issued and outstanding, respectively, at December 31, 2023 and 2022	575	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one and 5,750,000 shares issued and outstanding, respectively, at December 31, 2023 and 2022	—	575
Additional paid-in capital	3,457,783	—
Accumulated deficit	(5,016,817)	(9,906,251)
Total Shareholders’ Deficit	(1,558,459)	(9,905,676)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$53,607,745	$238,350,858

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP. IV

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
	(Restated)
EXPENSES
General and administrative expenses	$4,565,129	$2,291,464
Loss from operations	(4,565,129)	(2,291,464)

OTHER INCOME (EXPENSE)
Forgiveness of debt	720,077	—
Gain attributable to derecognition of deferred underwriting fee allocated to warrants	409,845	—
Change in fair value of warrant liability	461,680	12,296,000
Change in fair value of sponsor convertible note	—	400,000
Change in fair value of derivative liability	9,159	—
Interest expense – debt discount	(16,432)	—
Interest earned in Trust Account	8,128,147	3,438,963
Total other income, net	9,712,476	16,134,963

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$5,147,347	$13,843,499

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	16,459,493	23,000,000
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE ORDINARY SHARES	$0.39	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000
BASIC AND DILUTED NET INCOME PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.23)	$0.37

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP. IV

STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY SHARES AND

SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 (Restated)

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	10,337,286	—	—	—	—	(2,439,217)	(257,913)	(2,697,130)
Redemption of Redeemable Class A ordinary shares	(18,222,328)	(195,400,571)	—	—	—	—	—	—	—
Capital Contribution – Sponsor	—	—	—	—	—	—	5,897,000	—	5,897,000
Conversion of Non-Redeemable Class B ordinary shares to Non-Redeemable Class A ordinary shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	5,147,347	5,147,347
Balance, December 31, 2023	4,777,672	$52,877,929	5,749,999	$575	1	$—	$3,457,783	$(5,016,817)	$(1,558,459)

FOR THE YEAR ENDED DECEMBER 31, 2022

			Shareholders’ Deficit
	Redeemable Class A		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$—	$(20,408,536)	$(20,407,961)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	3,341,214	—	—	—	(3,341,214)	(3,341,214)
Net income	—	—	—	—	—	13,843,499	13,843,499
Balance, December 31, 2022	23,000,000	$237,941,214	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP. IV

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,147,347	$13,843,499
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(461,680)	(12,296,000)
Change in fair value of sponsor convertible note	—	(400,000)
Change in fair value of derivative liability	(9,159)	—
Gain attributable to derecognition of deferred underwriting fee allocated to warrants	(409,845)	—
Forgiveness of debt	(720,077)	—
Interest expense – debt discount	16,432	—
Interest earned in Trust Account	(8,128,147)	(3,438,963)
Changes in operating assets and liabilities:
Prepaid expenses	(138,867)	723,201
Accounts payable and accrued expenses	534,440	409,246
Net cash flows used in operating activities	(4,169,556)	(1,159,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	$(2,209,139)	$—
Cash withdrawn from Trust Account in connection with redemption	195,400,571	—
Net cash flows provided by investing activities	193,191,432	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor convertible note	$5,560,000	$500,000
Proceeds from promissory note	1,000,000	—
Redemption of shares	(195,400,571)	—
Net cash flows (used in) provided by financing activities	(188,840,571)	500,000

NET CHANGE IN CASH	181,305	(659,017)
CASH, BEGINNING OF YEAR	41,276	700,293
CASH, END OF YEAR	$222,581	$41,276
Supplemental disclosure of noncash activities:
Change in value of Class A subject to possible redemption	$10,337,286	$3,341,214
Capital Contribution - former Sponsor	$5,897,000	$—
Derecognition of deferred underwriting fee, net of amount recognized as a gain	$(7,640,155)	$—
Conversion of Founder Shares	$(575)	$—

The accompanying notes are an integral part of these financial statements

PERCEPTION CAPITAL CORP. IV

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Perception Capital Corp. IV (the “Company”) was incorporated in the Cayman Islands on June 9, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s sponsor is RCF VII Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”). The Company has selected December 31st as its fiscal year end.

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

On October 26, 2023 and November 6, 2023, the underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc. and Citigroup Global Markets Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $8.1 million) with respect to any future Business Combination.

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

The Underwriters have agreed to waive their rights to any Deferred Underwriting Commission held in the Trust Account in the event the Company does not complete a Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In October and November 2023, the underwriters waived their right to the deferred underwriting fee (see Note 2), as such the liability has been removed from the the balance sheets.

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

Note 2 - Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of June 30, 2024, management determined it should restate its previously reported financial statements for the year ended December 31, 2023 and period ended March 31, 2024. The Company identified that it had not accounted for the extinguishment of the liability related to deferred underwriting commissions pursuant to waivers received in October and November 2023. As a result, the Company did not adhere to, ASC 405 – “Liabilities”, guidance. Due to this error, deferred underwriting commissions were overstated and other income attributable to derecognition of deferred underwriting fee allocated to warrants, net income and accumulated deficit were understated. The impact of the error affects the Balance Sheet, Statement of Operations, Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit, and Statement of Cash Flows for the year ended December 31, 2023.

The restatement had no impact on the Company’s cash position or amount held in the trust account. The Company concluded that the impact of applying correction for these errors and misstatements, specifically the impact to net income and earnings per share, on the aforementioned financial statements is material.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Deferred underwriting commissions	8,050,000	(8,050,000)	-
Total non-current liabilities	9,212,320	(8,050,000)	1,162,320
Total liabilities	10,338,275	(8,050,000)	2,288,275
Accumulated deficit	(13,066,817)	8,050,000	(5,016,817)
Total shareholders’ deficit	(9,608,459)	8,050,000	(1,558,459)

Statement of Operations for the Year Ended December 31, 2023	As Reported	Adjustment	As Restated
Gain attributable to derecognition of deferred underwriting fee allocated to warrants	-	409,845	409,845
Total other income, net	9,302,631	409,845	9,712,476
Net income allocable to common shareholders	4,737,502	409,845	5,147,347
Basic and diluted net income per share, redeemable Class A ordinary shares	0.38	0.01	0.39
Basic and diluted net income per share, Class B ordinary shares	0.25	(0.48)	(0.23)

Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the Year Ended December 31, 2023	As Reported	Adjustment	As Restated
Accumulated Deficit	(13,066,817)	8,050,000	(5,016,817)
Total shareholders’ deficit	(9,608,459)	8,050,000	(1,558,459)

Statement of Cash Flows for the Year Ended December 31, 2023	As Reported	Adjustment	As Restated
Net income	4,737,502	409,845	5,147,347
Gain attributable to derecognition of deferred underwriting fees allocated to warrants	-	(409,845)	(409,845)
Non-cash investing and financing activities:
Derecognition of deferred underwriting fee	—	(7,640,155)	(7,640,155)

PERCEPTION CAPITAL CORP. IV

NOTES TO FINANCIAL STATEMENTS

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2023 the Redeemable Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$234,600,000
Plus:
Remeasurement of carrying value to redemption value	3,341,214
Redeemable Class A ordinary shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A ordinary shares	(195,400,571)
Plus:
Waiver of Class A shares issuance costs	7,640,156
Remeasurement of carrying value to redemption value	2,697,130
Redeemable Class A ordinary shares subject to possible redemption at December 31, 2023	$52,877,929

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

PERCEPTION CAPITAL CORP. IV

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, “Stock Compensation”, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the years ended December 31, 2023 and 2022. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2023 was $2,612,244 and will be recorded when the performance condition occurs.

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

A reconciliation of net income per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31,
	2023	2022
Net income	$5,147,347	$13,843,499
Less: Accretion of temporary equity to redemption value	(10,337,284)	(3,341,214)
Net (loss) income including accretion of temporary equity to redemption value	$(5,189,937)	$10,502,285

PERCEPTION CAPITAL CORP. IV

NOTES TO FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2023	2022
Redeemable Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Ordinary Shares subject to possible redemption
Net income (loss) allocable to ordinary shareholders	$(3,846,271)	$8,401,828
Less: Net income (loss) allocable to Non-Redeemable Ordinary Shares	10,337,284	3,341,214
Add: Deemed dividend to Redeemable Shareholders	—	—
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$6,491,013	$11,743,042

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	16,459,493	23,000,000
Basic and Diluted net income per share	$0.39	$0.51

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to Non-Redeemable Ordinary Shares	(1,343,666)	2,100,457

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000
Basic and Diluted net income per share	$(0.23)	$0.37

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

PERCEPTION CAPITAL CORP. IV

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

As discussed in Note 2, on October 26, 2023 and November 6, 2023, the underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc. and Citigroup Global Markets Inc. agreed to waive all rights to their respective portion of the Deferred Underwriting Commission.

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

PERCEPTION CAPITAL CORP. IV

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

Note 9 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the original date of issuance of these financial statements, except on the item noted below, no subsequent events which required adjustment or disclosure.

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

Date: August 29, 2024	PERCEPTION CAPITAL CORP. IV

	By:	/s/ Rick Gaenzle
		Name:	Rick Gaenzle
		Title:	Chief Executive Officer

By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer