Form 10-Q
period 2024-06-30
Perception Capital Corp. IV
filed 2024-09-12
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 11, 2024, there were 10,527,671 Class A ordinary shares, par value $0.0001, issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

PERCEPTION CAPITAL CORP IV.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2024 and 2023	2
Unaudited Condensed Statements of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the three and six months ended June 30, 2024 and 2023	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29

Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31

Part III. Signatures	32

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERCEPTION CAPITAL CORP IV.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$25,214	$222,581
Prepaid expenses	223,894	407,235
Total current assets	249,108	629,816

Cash held in Trust Account	54,330,929	52,977,929
Total Assets	$54,580,037	$53,607,745

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$670,905	$118,682
Convertible senior secured promissory note	1,150,000	1,000,000
Derivative liability	147,474	7,273
Total current liabilities	1,968,379	1,125,955

Non-current liabilities
Warrant liabilities	1,489,440	1,162,320
Total non-current liabilities	1,489,440	1,162,320
Total Liabilities	3,457,819	2,288,275

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE CLASS A ORDINARY SHARES
Redeemable Class A ordinary shares, $0.0001 par value; 4,777,672 shares issued and outstanding subject to possible redemption, at approximately $11.35 and $11.07 redemption value at June 30, 2024 and December 31, 2023, respectively	54,230,929	52,877,929

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 5,749,999 shares issued and outstanding, at June 30, 2024 and December 31, 2023 (excluding shares subject to redemption)	575	575
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one share issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,104,783	3,457,783
Accumulated deficit	(5,214,069)	(5,016,817)
Total Shareholders’ Deficit	(3,108,711)	(1,558,459)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$54,580,037	$53,607,745

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
EXPENSES
General and administrative expenses	$467,137	$2,516,771	$1,082,931	$3,830,157
Loss from operations	(467,137)	(2,516,771)	(1,082,931)	(3,830,157)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liabilities	(243,600)	(464,000)	(327,120)	(1,160,000)
Change in fair value of derivative liability	(25,173)	—	(41,609)	—
Interest expense – debt discount	(49,296)	—	(98,592)	—
Interest earned in Trust Account	680,937	2,188,695	1,353,000	4,733,869
Total other income, net	362,868	1,724,695	885,679	3,573,869

NET (LOSS) INCOME	$(104,269)	$(792,076)	$(197,252)	$(256,288)

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	4,777,672	17,842,619	4,777,672	20,407,062
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE ORDINARY SHARES	$0.07	$0.00	$0.14	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	5,750,000	5,750,000	5,750,000	5,750,000
BASIC AND DILUTED NET LOSS PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.07)	$(0.15)	$(0.15)	$(0.21)

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY
SHARES AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2023	4,777,672	$52,877,929	5,749,999	$575	1	$—	$3,457,783	$(5,016,817)	$(1,558,459)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	672,063	—	—	—	—	(672,063)	—	(672,063)
Net loss	—	—	—	—	—	—	—	(92,983)	(92,983)
Balance, March 31, 2024 (Restated)	4,777,672	$53,549,992	5,749,999	$575	1	$—	$2,785,720	$(5,109,800)	$(2,323,505)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	680,937	—	—	—	—	(680,937)	—	(680,937)
Net loss	—	—	—	—	—	—	—	(104,269)	(104,269)
Balance, June 30, 2024	4,777,672	$54,230,929	5,749,999	$575	1	$—	$2,104,783	$(5,214,069)	$(3,108,711)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A Ordinary Shares subject to possible redemption	—	2,545,173	—	—	—	—	—	(2,545,173)	(2,545,173)
Net income	—	—	—	—	—	—	—	535,788	535,788
Balance, March 31, 2023	23,000,000	$240,486,387	—	$—	5,750,000	$575	$—	$(11,915,636)	$(11,915,061)
Redemption of Redeemable Class A Ordinary Shares	(9,985,568)	(104,889,892)	—	—	—	—	—	—	—
Remeasurement of Redeemable Class A Ordinary Shares subject to possible redemption	—	2,653,211	—	—	—	—	—	(2,653,211)	(2,653,211)
Conversion of Non-Redeemable Class B Ordinary Shares to Non-Redeemable Class A Ordinary Shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	(792,076)	(792,076)
Balance, June 30, 2023	13,014,432	$138,249,706	5,749,999	$575	1	$—	$—	$(15,360,923)	$(15,360,348)

See accompanying notes to the unaudited condensed financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(197,252)	$(256,288)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	327,120	1,160,000
Change in fair value of derivative liability	41,609	—
Interest expense – debt discount	98,592	—
Interest earned in Trust Account	(1,353,000)	(4,733,869)
Changes in operating assets and liabilities:
Prepaid expenses	183,341	222,536
Accounts payable and accrued expenses	552,223	2,053,312
Net cash flows used in operating activities	(347,367)	(1,554,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	$—	$104,889,892
Investment of cash in Trust Account	—	(464,516)
Net cash flows provided by investing activities	—	104,425,376

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor notes - related party	$—	$2,550,000
Proceeds from promissory note	150,000	—
Redemption of Redeemable Class A Ordinary Shares	—	(104,889,892)
Net cash flows provided by (used in) financing activities	150,000	(102,339,892)

NET CHANGE IN CASH	(197,367)	531,175
CASH, BEGINNING OF PERIOD	222,581	41,276
CASH, END OF PERIOD	$25,214	$572,451
Supplemental disclosure of noncash activities:
Change in value of Class A subject to possible redemption	$1,353,000	$5,198,384

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Public Offering”), redemptions and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering and extension payments as defined under Trust Account in Note 1.

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

On December 5, 2023, at an Extraordinary General Meeting (the “Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from May 15, 2024 to November 15, 2024 provided that the Company make a payment into the trust account for the first three-month extension (from December 15, 2023 through March 15, 2024) equal to the lesser of $150,000 or $0.045 per share of Class A Ordinary Shares entitled to redemption rights and thereafter, a payment of equal to the lesser of $50,000 or $0.015 per Public Share per month through November 15, 2024. Shareholders also approved an amendment to change the name of the Company from RCF Acquisition Corp. to Perception Capital Corp IV.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had $25,214 in its operating bank accounts, $54,330,929 in cash held in the Trust Account (Note 2) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,719,271.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2024, will not be sufficient to allow the Company to operate until November 15, 2024, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by November 15, 2024, then the Company will cease all operations except for the purpose of liquidating.

If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before November 15, 2024 (or such earlier date as determined by the board of Directors and included in a public announcement), then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, the date for mandatory liquidation and subsequent dissolution. The Sponsor is not obligated to advance additional capital. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024.

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

Note 2 - Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of June 30, 2024, management determined it should restate its previously reported financial statements for the period ended March 31, 2024. The Company identified that it had not accounted for the extinguishment of the liability related to deferred underwriting commissions pursuant to waivers received in October and November 2023. As a result, the Company did not adhere to, ASC 405 – “Liabilities”, guidance. Due to this error, deferred underwriting commissions were overstated and accumulated deficit were understated. The impact of the error affects the Balance Sheet and Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the period ended March 31, 2024.

The restatement had no impact on the Company’s cash position or amount held in the trust account. The Company concluded that the impact of applying correction for these errors and misstatements is material.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated
Deferred underwriting commissions	8,050,000	(8,050,000)	-
Total non-current liabilities	9,295,840	(8,050,000)	1,245,840
Total liabilities	10,883,996	(8,050,000)	2,833,996
Accumulated deficit	(13,159,800)	8,050,000	(5,109,800)
Total shareholders’ deficit	(10,373,505)	8,050,000	(2,323,505)

Statement of Changes in Redeemable Class A Ordinary Shares and Shareholders’ Deficit for the Three Months Ended March 31, 2024	As Reported	Adjustment	As Restated
Accumulated Deficit	(13,159,800)	8,050,000	(5,109,800)
Total shareholders’ deficit	(10,373,505)	8,050,000	(2,323,505)

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 included in the condensed balance sheet have been derived from the restated audited financial statements as of that date. The unaudited condensed financial statements, included herein, should be read in conjunction with the restated audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10 K/A for the year ended December 31, 2023.

Use of Estimates

The reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to, valuation of the warrant liability and the derivative liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash Held in Trust Account

On November 21, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. As of June 30, 2024 and December 31, 2023, the funds in the Trust Account were maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to November 21, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrants, redeemable shares and the embedded feature within the Sponsor Convertible Note, which are carried at fair value and redemption value, as discussed below.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital , or in the absence of additional paid-in capital, in retained earnings.

At June 30, 2024 and December 31, 2023 the Redeemable Class A Ordinary Shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(195,400,571)
Plus:
Waiver of Class A shares issuance costs	7,640,156
Remeasurement of carrying value to redemption value	2,697,130
Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2023	$52,877,929
Plus:
Remeasurement of carrying value to redemption value	672,063
Redeemable Class A Ordinary Shares subject to possible redemption at March 31, 2024	$53,549,992
Plus:
Remeasurement of carrying value to redemption value	680,937
Redeemable Class A Ordinary Shares subject to possible redemption at June 30, 2024	$54,230,929

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s Class B ordinary shares transferred to incoming directors and management (see Note 4) were deemed to be within the scope of ASC 718, “Stock Compensation”, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended June 30, 2024 and 2023. The unrecognized compensation expense related to the Class B ordinary shares at June 30, 2024 was $2,612,244 and will be recorded when the performance condition occurs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

(Loss) Income Per Ordinary Share

The Company’s statements of operations include a presentation of (loss) income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net (loss) income per ordinary share. Net (loss) income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net (loss) income per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net (loss) income per ordinary share.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. For the three and six months ended June 30, 2024 and 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net (loss) income per ordinary share as adjusted for the portion of (loss) income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(104,269)	$(792,076)	$(197,252)	$(256,288)
Less: Accretion of temporary equity to redemption value	(680,937)	(2,653,211)	(1,353,000)	(5,198,384)
Net loss including accretion of temporary equity to redemption value	$(785,206)	$(3,445,287)	$(1,550,252)	$(5,454,672)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Redeemable Ordinary Shares
Numerator: Net loss allocable to Redeemable Ordinary Shares subject to possible redemption
Net loss allocable to ordinary shareholders
Less: Net loss allocable to Non-Redeemable Ordinary Shares	$(356,342)	$(2,605,601)	$(703,536)	$(4,255,594)
Add: Deemed dividend to Redeemable Shareholders	680,937	2,653,211	1,353,000	5,198,384
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$324,595	$47,610	$649,464	$942,790

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	4,777,672	17,842,619	4,777,672	20,407,062
Basic and Diluted net income per share	$0.07	$0.00	$0.14	$0.05

Non-Redeemable Ordinary Shares
Numerator: Net loss allocable to Non-Redeemable Ordinary Shares	(428,864)	(839,686)	(846,716)	(1,199,078)

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and Diluted net loss per share	$(0.07)	$(0.15)	$(0.15)	$(0.21)

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

As of June 30, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Sponsor Convertible Note.

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

As of June 30, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Extension Convertible Promissory Note.

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

For the three and six months ended June 30, 2024 no services and administrative fees were incurred. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in administrative support services, respectively.

Note 5 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 10,527,671shares of Class A Ordinary Shares issued and outstanding, of which 4,777,672 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets. As of June 30, 2024 and December 31, 2023, 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding and were classified as shareholders’ deficit on the balance sheets.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of June 30, 2024, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A Ordinary Shares and the Class B ordinary share contain the same terms and provisions and performance condition.

Note 6 - Warrant Liability

As of June 30, 2024 and December 31, 2023, the Company had 23,200,000 warrants issued in the Public Offering consisting of 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

No fractional Class A Ordinary Shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of Class A Ordinary Shares to be issued to the holder.

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

Note 7 - Fair Value Measurements

As of June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $54,330,929 and $52,977,929 in demand deposit account, respectively. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$738,300	$—	$738,300
Private Placement Warrants	—	751,140	—	751,140
Derivative liability	—	—	147,474	147,474

Total	$—	$1,489,440	$147,474	$1,636,914

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$576,150	$—	$576,150
Private Placement Warrants	—	586,170	—	586,170
Derivative liability	—	—	7,273	7,273

Total	$—	$1,162,320	$7,273	$1,169,593

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

As of June 30, 2024, the estimated fair value of the derivative liability is determined using Level 3 inputs. The key inputs into the present value model for the derivative liability were as follows at each draw on the Blue Capital Note (Note 8):

Valuation date	Volatility	Market warrant price	Exercise price	Risk free rate	Term of warrant exercise
June 30, 2024	199.7%	$0.0642	$0.10	4.87%	1.58

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2023	$7,273
Change in fair value	16,436
Amortization of debt discount	49,296
Fair value as of March 31, 2024	$73,005
Change in fair value	25,173
Amortization of debt discount	49,296
Fair value as of June 30, 2024	$147,474

As of December 31, 2023, the estimated fair value of the derivative liability is determined using Level 3 inputs. The key inputs into the present value model for the derivative liability were as follows at each draw on the Blue Capital Note (Note 8):

Valuation date	Volatility	Market warrant price	Exercise price	Risk free rate	Term of warrant exercise
November 24, 2023	176.0%	$0.0787	$0.10	5.01%	1.75
December 15, 2023	190.3%	$0.0746	$0.10	4.60%	1.69
December 28, 2023	194.4%	$0.0501	$0.10	4.45%	1.66
December 31, 2023	194.8%	$0.0501	$0.10	4.43%	1.65

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2022	$—
Issuance of derivative liability	131,456
Change in fair value	(9,159)
Unamortized debt discount	(131,456)
Amortization of debt discount	16,432
Fair value as of December 31, 2023	$7,273

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

On October 26, 2023 and November 6, 2023, Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, the underwriters for the Company’s Initial Public Offering, agreed to waive all rights to their respective portion of the Deferred Underwriting Commission.

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

Note 9 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these financial statements and other than as noted below, no subsequent events required adjustment or disclosure.

On September 6, 2024 the Company approved and entered two material agreements:

Warrant Exchange Agreement: Pursuant to the terms of the Warrant Exchange Agreement by and between the Company and its managing sponsor, Perception Capital Partners IV (the “Managing Sponsor”) pursuant to which the Managing Sponsor agreed to exchange its 9,067,500 private placement warrants for an aggregate of 755,625 Class A Ordinary Shares (the “Exchange Shares”). This equates to a conversion ratio of one Class A ordinary share for each 12 Private Warrants. The Exchange Shares shall rank pari passu with the existing Ordinary Shares, other than that the Exchange Shares shall not confer on the holder thereof (i) any right to receive funds from the Trust Account (as such term is defined in the Company’s articles of association), or (ii) any right to vote on a resolution to approve a Business Combination (as such term is defined in the Company’s articles of association). The Exchange Shares will be restricted securities under the Securities Act of 1933, as amended.

Preferred Stock Purchase Agreement: Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company agreed to sell to BCMP Services Limited an aggregate of 609,250 preference shares in two tranches for aggregate consideration of $700,000. The Preference Shares shall have no entitlement to the assets of the Trust Account, whether by way of interim distribution or as a distribution in respect of the winding of the Company or otherwise. The Preference Shares shall carry no right to vote on any resolution to approve a Business Combination. Each Preference Share shall automatically convert into 20 Class A Ordinary Shares on the date that is 61 days after completion of the Company’s initial Business Combination.

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

As indicated in the accompanying financial statements, as of June 30, 2024, we had $25,214 held outside the Trust Account that is available to us to fund our working capital requirements and $54,330,929 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Results of Operations

For the three months ended June 30, 2024, we had a net loss of $104,269. The net loss was comprised of general and administrative expenses of $467,137, and non-operating income, net, of $362,868. General and administrative expenses was comprised of merger and acquisition expenses of $260,536, professional fees of $39,817, and other administrative expense of $166,784. Non-operating income, net was comprised of change in fair value of derivative liability of $25,173, interest expense – debt discount of $49,296, loss on warrant liability of $243,600, and interest earned in the Trust Account of $680,937.

For the six months ended June 30, 2024, we had a net loss of $197,252. The net loss was comprised of general and administrative expenses of $1,082,931, and non-operating income, net, of $885,679. General and administrative expenses was comprised of merger and acquisition expenses of $314,010, professional fees of $466,166, and other administrative expense of $302,755. Non-operating income, net was comprised of change in fair value of derivative liability of $41,609, interest expense – debt discount of $98,592, loss on warrant liability of $327,120, and interest earned in the Trust Account of $1,353,000.

For the three months ended June 30, 2023, we had a net loss of $792,076, and a loss from operations of $2,516,771, which was comprised of general and administrative expenses, and non-operating income of $1,724,695. Non-operating income was comprised of interest earned in the Trust Account of $2,188,695, offset by a change in fair value of the warrant liability of $464,000.

For the six months ended June 30, 2023, we had a net loss of $256,288, and a loss from operations of $3,830,157, which was comprised of general and administrative expenses, and non-operating income of $3,573,869. Non-operating income was comprised of interest earned in the Trust Account of $4,733,869, offset by a change in fair value of the warrant liability of $1,160,000.

Our only activities from inception to June 30, 2024, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through June 30, 2024, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of June 30, 2024, we have available to us $25,214 of cash on our balance sheet and a working capital deficit of $1,719,271. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of June 30, 2024, will not be sufficient to allow us to operate until November 15, 2024, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by November 15, 2024, then we will cease all operations except for the purpose of liquidating.

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

As of June 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. As of June 30, 2024 and December 31, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B ordinary share issued and outstanding.

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

Commitments and Contractual Obligations

At June 30, 2024, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. For the three and six months ended June 30, 2024 and 2023, the Company has incurred $0, $30,000 and $60,000, respectively, in these fees.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions and accounting for the extinguishment of liabilities, which lead to a restatement.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Restated Annual Report on Form 10-K/A filed with the SEC on August 30, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K/A filed with the SEC on August 30, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

PERCEPTION CAPITAL CORP IV.

Date: September 11, 2024		/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 11, 2024		/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)