Form 10-Q
period 2024-09-30
Perception Capital Corp. IV
filed 2024-12-17
CIK 1870143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from to

Commission file number: 001-41039

PERCEPTION CAPITAL CORP IV.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3109 W. 50th Street Minneapolis, MN	55410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 456-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	RCFUF	None
Class A ordinary shares, 0.0001 par value	RCFAF	None
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	RCFWF	None

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

As of December 10, 2024, there were 6,051,366 Class A ordinary shares, par value $0.0001, issued and outstanding, including 5,749,999 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

PERCEPTION CAPITAL CORP IV.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2
Unaudited Condensed Consolidated Statements of Changes in Redeemable Class A Shares Subject to possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	34
Item 4. Controls and Procedures	34

Part II. Other Information	36
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37

Part III. Signatures	38

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERCEPTION CAPITAL CORP IV.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$54,932	$222,581
Prepaid expenses	87,974	407,235
Total current assets	142,906	629,816

Cash held in Trust Account	55,374,143	52,977,929
Total Assets	$55,517,049	$53,607,745

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$790,576	$118,682
Convertible senior secured promissory note	1,275,739	1,000,000
Derivative liability	—	7,273
Total current liabilities	2,066,315	1,125,955

Non-current liabilities
Warrant liabilities	710,865	1,162,320
Total non-current liabilities	710,865	1,162,320
Total Liabilities	2,777,180	2,288,275

COMMITMENTS AND CONTINGENCIES (NOTE 7)
CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,777,672 shares issued and outstanding subject to possible redemption, at approximately $11.57 and $11.07 redemption value at September 30, 2024 and December 31, 2023, respectively	55,274,143	52,877,929

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 435,179 issued and outstanding and none issued or outstanding at September 30, 2024 and December 31, 2023, respectively	43	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 6,505,624 and 5,749,999 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively (excluding shares subject to redemption)	650	575
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one share issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,016,639	3,457,783
Accumulated deficit	(4,551,606)	(5,016,817)
Total Shareholders’ Deficit	(2,534,274)	(1,558,459)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$55,517,049	$53,607,745

See accompanying notes to the unaudited condensed consolidated financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES
General and administrative expenses	$497,133	$222,638	$1,580,064	$4,052,795
Loss from operations	(497,133)	(222,638)	(1,580,064)	(4,052,795)

OTHER INCOME
Change in fair value of warrant liabilities	323,387	1,160,000	(3,733)	—
Change in fair value of derivative liability	163,906	—	122,297	—
Interest expense – debt discount	(16,432)	—	(115,024)	—
Interest earned in Trust Account	688,735	1,799,684	2,041,735	6,533,553
Total other income, net	1,159,596	2,959,684	2,045,275	6,533,553

NET INCOME	$662,463	$2,737,046	$465,211	$2,480,758

Basic and diluted weighted average shares outstanding, shares subject to possible redemption	4,777,672	13,014,432	4,777,672	17,915,773
Basic and diluted net income per share, shares subject to possible redemption	$0.18	$0.21	$0.32	$0.21
Basic weighted average shares outstanding, non-redeemable ordinary shares	5,947,120	5,750,000	5,816,186	5,750,000
Basic net (loss) income per share, non-redeemable ordinary shares	$(0.04)	0.00	$(0.18)	(0.23)
Diluted weighted average shares outstanding, non-redeemable ordinary shares	6,060,645	5,750,000	5,854,304	5,750,000
Diluted net (loss) income per share, non-redeemable ordinary shares	$(0.04)	$0.00	$(0.18)	$(0.23)

See accompanying notes to the unaudited condensed consolidated financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

				Shareholders’ Deficit
	Redeemable Class A		Preference	Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares	Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2023	4,777,672	$52,877,929	$—	5,749,999	$575	1	$—	$3,457,783	$(5,016,817)	$(1,558,459)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	672,063	—	—	—	—	—	(672,063)	—	(672,063)
Net loss	—	—	—	—	—	—	—	—	(92,983)	(92,983)
Balance, March 31, 2024 (Restated)	4,777,672	$53,549,992	—	5,749,999	$575	1	$—	$2,785,720	$(5,109,800)	$(2,323,505)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	680,937	—	—	—	—	—	(680,937)	—	(680,937)
Net loss	—	—	—	—	—	—	—	—	(104,269)	(104,269)
Balance, June 30, 2024	4,777,672	$54,230,929	—	5,749,999	$575	1	$—	$2,104,783	$(5,214,069)	$(3,108,711)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	1,043,214	—	—	—	—	—	(1,043,214)	—	(1,043,214)
Conversion of Public Warrants to Class A ordinary shares	—	—	—	755,625	75	—	—	455,113	—	455,188
Issuance of Preference Shares	—	—	43	—	—	—	—	499,957	—	500,000
Net income	—	—	—	—	—	—	—		662,463	662,463
Balance, September 30, 2024	4,777,672	$55,274,143	$43	6,505,624	$650	1	$—	$2,016,639	$(4,551,606)	$(2,534,274)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,545,173	—	—	—	—	—	(2,545,173)	(2,545,173)
Net income	—	—	—	—	—	—	—	535,788	535,788
Balance, March 31, 2023	23,000,000	$240,486,387	—	$—	5,750,000	$575	$—	$(11,915,636)	$(11,915,061)
Redemption of Redeemable Class A ordinary shares	(9,985,568)	(104,889,892)	—	—	—	—	—	—	—
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,653,211	—	—	—	—	—	(2,653,211)	(2,653,211)
Conversion of Non-Redeemable Class B ordinary shares to Non-Redeemable Class A ordinary shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	(792,076)	(792,076)
Balance, June 30, 2023	13,014,432	$138,249,706	5,749,999	$575	1	$—	$—	$(15,360,923)	$(15,360,348)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,699,684	—	—	—	—	—	(2,699,684)	(2,699,684)
Net income	—	—	—	—	—	—	—	2,737,046	2,737,046
Balance, September 30, 2023	13,014,432	$140,949,390	5,749,999	$575	1	$—	$—	$(15,323,561)	$(15,322,986)

See accompanying notes to the unaudited condensed consolidated financial statements

PERCEPTION CAPITAL CORP IV.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$465,211	$2,480,758
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	3,733	—
Change in fair value of derivative liability	(122,297)	—
Interest expense – debt discount	115,024	—
Interest earned in Trust Account	(2,041,735)	(6,533,553)
Changes in operating assets and liabilities:
Prepaid expenses	319,261	247,119
Accounts payable and accrued expenses	671,894	828,484
Net cash flows used in operating activities	(588,909)	(2,977,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	—	104,889,892
Investment of cash in Trust Account	(354,479)	(1,364,516)
Net cash flows (used in) provided by investing activities	(354,479)	103,525,376

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor notes - related party	—	4,450,000
Proceeds from convertible senior secured promissory note	275,739	—
Proceeds from sale of Preference Shares	500,000	—
Redemption of Class A Ordinary Shares Subject to Possible Redemption	—	(104,889,892)
Net cash flows provided by (used in) financing activities	775,739	(100,439,892)

NET CHANGE IN CASH	(167,649)	108,292
CASH, BEGINNING OF PERIOD	222,581	41,276
CASH, END OF PERIOD	$54,932	$149,568

See accompanying notes to the unaudited condensed consolidated financial statements

PERCEPTION CAPITAL CORP IV.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2023, the Original Sponsor entered into a Securities Purchase Agreement (the “SPA”) with Perception Capital Partners IV. LLC (the “Buyer” or “New Sponsor”), pursuant to which, among other things, the Buyer acquired certain of the Original Sponsor’s (i) Class A Ordinary Shares, par value $0.0001 per share (“Class A Ordinary Shares”), of the Company and (ii) private placement warrants (together with the Class A Ordinary Shares, the “Securities”).

On November 6, 2023, in connection with the closing (“Closing”) of the transactions contemplated by the SPA, the Company entered into a Joinder Agreement (the “Joinder”) to that certain Registration Rights Agreement dated November 9, 2021, with the Original Sponsor and New Sponsor. Pursuant to the Joinder, New Sponsor will receive the same rights and benefits with respect to its newly acquired Class A Ordinary Shares (as defined below) and private placement warrants as the Original Sponsor has with respect to its Class A Ordinary Shares and private placement warrants.

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

On November 15, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Ordinary Shares, Units and Warrants (collectively, the “Securities”) pursuant to Sections 802.01B and 102.06(e) of the NYSE’s Listed Company Manual because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. Trading in the Securities has been suspended.

As indicated in the letter, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is made within 10 business days of the date of the letter. The Company does not intend to make such a request. The NYSE will apply to the Securities and Exchange Commission to delist the Company’s Securities upon completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision.

Effective November 18, 2024, the Ordinary Shares, Units and Warrants will trade in the over-the-counter market under the symbols “RCFAF,” “RCFUF” and “RCFWF,” respectively.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Public Offering”), redemptions and activities related to pursuing merger opportunities. The Company will not generate operating revenues prior to the completion of a Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering and extension payments as defined under Trust Account in Note 1.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. The Company is focused on sponsoring the public listing of a company that combines attractive business fundamentals with, or with the potential for strong environmental, social and governance principles and practices through a Business Combination. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account at the time of the Company signing a definitive agreement.

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

On November 13, 2024, at an Extraordinary General Meeting (the “Third Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from November 15, 2024 to November 15, 2025 on a month to month basis provided that the Company make a payment into the Trust Account established in connection with the Company’s IPO equal to $5,000 per month for each month extended. This proposal was approved.

In connection with the extensions amendment proposal voted on at the Second Meeting, shareholders holding an aggregate of 4,444,744 Class A ordinary shares exercised their right to redeem their shares for approximately $11.66 per share, for an aggregate redemption amount of $51,847,295 of the funds held in the Company’s Trust Account.

On November 15, 2024 and December 13, 2024, a deposit of $5,000 was made into the Trust Account to extend the deadline by which an initial business combination must be completed from November 15, 2024 to December 15, 2024 and from December 15, 2024 to January 15, 2025.

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

The Initial Shareholders (as defined in Note 4 below) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4 below) if the Company fails to complete a Business Combination by January 15, 2025. However, if the Initial Shareholders acquire public shares after the Closing Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination by January 15, 2025.

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

The funds held in the Trust Account will not be released until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination by January 15, 2025, subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination by January 15, 2025 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had $54,932 in its operating bank accounts, $55,374,143 in cash held in the Trust Account (Note 2) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,923,409.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2024, will not be sufficient to allow the Company to operate until January 15, 2025, the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by January 15, 2025, then the Company will cease all operations except for the purpose of liquidating.

If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before January 15, 2025 (or such earlier date as determined by the board of Directors and included in a public announcement), then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, the date for mandatory liquidation and subsequent dissolution. The Sponsor is not obligated to advance additional capital. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2025.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023 included in the condensed balance sheet have been derived from the restated audited financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the restated audited financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Amendment No. 1 to Form 10-K for the year ended December 31, 2023 filed on August 30, 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Blue Gold Limited. There has been no intercompany activity since inception.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash Held in Trust Account

On November 21, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. As of September 30, 2024 and December 31, 2023, the funds in the Trust Account were maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to November 21, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrants, redeemable shares.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A Ordinary Shares sold as part of the Units in the Public Offering contained a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital , or in the absence of additional paid-in capital, in retained earnings.

At September 30, 2024 and December 31, 2023 the Redeemable Class A Ordinary Shares reflected in the balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(195,400,571)
Plus:
Waiver of Class A shares issuance costs	7,640,156
Remeasurement of carrying value to redemption value	2,697,130
Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2023	$52,877,929
Plus:
Remeasurement of carrying value to redemption value	672,063
Redeemable Class A Ordinary Shares subject to possible redemption at March 31, 2024	$53,549,992
Plus:
Remeasurement of carrying value to redemption value	680,937
Redeemable Class A Ordinary Shares subject to possible redemption at June 30, 2024	$54,230,929
Plus:
Remeasurement of carrying value to redemption value	1,043,214
Redeemable Class A Ordinary Shares subject to possible redemption at September 30, 2024	$55,274,143

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s Founder Shares transferred to incoming directors and management (see Note 3) were deemed to be within the scope of ASC 718, “Stock Compensation”, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended September 30, 2024 and 2023. The unrecognized compensation expense related to the Founder Shares at September 30, 2024 was $2,612,244 and will be recorded when the performance condition occurs.

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2024 and 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net (loss) income per ordinary share as adjusted for the portion of (loss) income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$662,463	$2,737,046	$465,211	$2,480,758
Less: Accretion of temporary equity to redemption value	(1,043,214)	(2,699,684)	(2,396,214)	(7,898,068)
Net (loss) income including accretion of temporary equity to redemption value	$(380,751)	$37,362	$(1,931,003)	$(5,417,310)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Redeemable Ordinary Shares
Numerator: Net loss allocable to Redeemable Ordinary Shares subject to possible redemption
Net (loss) income allocable to ordinary shareholders
Less: Net (loss) income allocable to Non-Redeemable Ordinary Shares	$(169,617)	$25,913	$(870,854)	$(4,101,083)
Add: Deemed dividend to Redeemable Shareholders	1,043,214	2,699,684	2,396,214	7,898,068
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$873,597	$2,725,597	$1,525,360	$3,796,985

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic Weighted Average Shares Outstanding	4,777,672	13,014,432	4,777,672	17,915,773
Basic net income per share	$0.18	$0.21	$0.32	$0.21

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to Non-Redeemable Ordinary Shares	(211,134)	11,449	(1,060,149)	(1,316,227)

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic Weighted Average Shares Outstanding	5,947,120	5,750,000	5,816,186	5,750,000
Basic net (loss) income per share	$(0.04)	$0.00	$(0.18)	$(0.23)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Ordinary Shares subject to possible redemption
Net (loss) income allocable to ordinary shareholders
Less: Net (loss) income allocable to Non-Redeemable Ordinary Shares	$(169,617)	$25,913	$(870,854)	$(4,101,083)
Add: Deemed dividend to Redeemable Shareholders	1,043,214	2,699,684	2,396,214	7,898,068
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$873,597	$2,725,597	$1,525,360	$3,796,985

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Diluted Weighted Average Shares Outstanding	4,777,672	13,014,432	4,777,672	17,915,773
Diluted net income per share	$0.18	$0.21	$0.32	$0.21

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to Non-Redeemable Ordinary Shares	(212,911)	11,449	(1,063,272)	(1,316,227)

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Diluted Weighted Average Shares Outstanding	6,060,645	5,750,000	5,854,304	5,750,000
Diluted net (loss) income per share	$(0.04)	$0.00	$(0.18)	$(0.23)

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

As of the Closing Date, the Initial Shareholders held 5,750,000 Founder Shares.

The Founder Shares are identical to the Class A Ordinary Shares sold in the Public Offering except that:

●	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

●	the Founder Shares are entitled to registration rights;

●	only holders of Class B ordinary shares will have the right to vote in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares);

●	the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by January 15, 2025 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 15, 2025, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the founder shares are automatically convertible into Class A Ordinary Shares at the time of the consummation of a Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated memorandum and articles of association.

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

If the Company does not complete a Business Combination within the extended date of January 15, 2025, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Ordinary Shares and (ii) Private Placement Warrants, subject to the terms and conditions described in the SPA.

On September 6, 2024, the Company entered into a Warrant Exchange Agreement by and between the Company and New Sponsor pursuant to which the New Sponsor agreed to exchange its 9,067,500 private placement warrants for an aggregate of 755,625 Class A Ordinary Shares (the “Exchange Shares”). This equates to a conversion ratio of one Class A ordinary share for each 12 Private Warrants. The Exchange Shares shall rank pari passu with the existing Ordinary Shares, other than that the Exchange Shares shall not confer on the holder thereof (i) any right to receive funds from the Trust, or (ii) any right to vote on a resolution to approve a Business Combination (as such term is defined in the Company’s articles of association). The Exchange Shares will be restricted securities under the Securities Act of 1933, as amended. As of September 30, 2024, there were 2,632,500 Private Placement Warrants outstanding.

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

Sponsor Notes

Sponsor Convertible Note

On April 1, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company was able to borrow up to $5,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. The Sponsor Convertible Note was non-interest bearing and all unpaid principal were initially due and payable in full on the earlier of (i) May 15, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”).

Up to $1,500,000 of such loans was convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The Sponsor had the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, into warrants to purchase the Company’s Class A Ordinary Shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. The Sponsor Convertible Note was accounted for within the scope of ASC 815 and as a result, the Company bifurcated from the proceeds allocated to the debt host the fair value of a single derivative that comprises all of the individual features requiring bifurcation. Any remaining debt proceeds was allocated to the debt host. The fair value of the embedded conversion feature upon the issuance of the Sponsor Convertible Note was de minimis.

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

As of September 30, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Sponsor Convertible Note.

Issuance of Extension Convertible Promissory Note

In the second quarter of 2023, the Company issued a convertible promissory note (the “Extension Convertible Promissory Note”) to the Sponsor with a principal amount up to $3,600,000. The Extension Convertible Promissory Note bared no interest and was repayable in full upon the earlier of (a) the effective date of a Business Combination, or (b) the date of the Company’s liquidation. If the Company did not consummate a Business Combination by the Extended Date, the Extension Convertible Promissory Note would have been repaid only from funds held outside of the Trust Account or forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Convertible Promissory Note was convertible into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants would have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the IPO.

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

As of September 30, 2024 and December 31, 2023, the Company had $0 in total outstanding borrowings under the Extension Convertible Promissory Note.

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

For the three and nine months ended September 30, 2024 no services and administrative fees were incurred. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in administrative support services, respectively.

Note 4 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On September 6, 2024, the Company entered into a Preferred Stock Purchase Agreement in which the Company agreed to sell to BCMP Services Limited an aggregate of 609,250 preference shares in two tranches for aggregate consideration of $700,000 (Note 7). As of September 30, 2024 and December 31, 2023, there were 435,179 and no shares of preference shares, respectively, issued and outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 11,283,296 and 10,527,671 shares of Class A Ordinary Shares issued and outstanding, respectively, of which 4,777,672 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the balance sheets. As of September 30, 2024 and December 31, 2023, 6,505,624 and 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, respectively, and were classified as shareholders’ deficit on the balance sheets.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of September 30, 2024, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A Ordinary Shares and the Class B ordinary share contain the same terms and provisions and performance condition.

The Class B ordinary share will automatically convert into Class A Ordinary Share concurrently with or immediately following the consummation of the initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A Ordinary Shares issuable upon conversion of the Class B ordinary share will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by public shareholders), plus (ii) the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to the Company Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

Note 5 - Warrant Liability

As of September 30, 2024 and December 31, 2023, the Company had 14,132,500 and 23,200,000 warrants issued in the Public Offering, respectively, consisting of 11,500,000 Public Warrants and 2,632,500 and 11,700,000 Private Placement Warrants as of September 30, 2024 and December 31, 2023, respectively, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s statements of operations.

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

Note 6 - Fair Value Measurements

As of September 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $55,374,143 and $52,977,929 in demand deposit account, respectively. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$578,450	$—	$578,450
Private Placement Warrants	—	132,415	—	132,415

Total	$—	$710,865	$—	$710,865

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$576,150	$—	$576,150
Private Placement Warrants	—	586,170	—	586,170
Derivative liability	—	—	7,273	7,273

Total	$—	$1,162,320	$7,273	$1,169,593

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

Due to the Cancellation Agreement entered into on September 26, 2024, the derivative liability in connection with the Blue Capital Note was terminated. See Note 7.

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2023	$7,273
Change in fair value	16,436
Amortization of debt discount	49,296
Fair value as of March 31, 2024	$73,005
Change in fair value	25,173
Amortization of debt discount	49,296
Fair value as of June 30, 2024	$147,474
Amortization of debt discount	16,432
Termination due to Cancellation Agreement (Note 7)	(163,906)
Fair value as of September 30, 2024	$—

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

The Underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the Underwriters was entitled to a Deferred Underwriting Commission of 3.5% or $8,050,000 of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

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

Effective September 24, 2024, the Company entered into a Cancellation Agreement (the “Cancellation Agreement”) with Blue Capital pursuant to which the Convertible Senior Secured Promissory Note Dated November 6, 2023 in the original principal amount of up to Two Million Dollars ($2,000,000) (the “Blue Capital Note”) was cancelled. Prior to its cancellation, the Blue Capital Note had been assigned by Blue Capital to Blue Perception Capital LLP (“Blue Perception”).

Concurrent with entering into the Cancellation Agreement, the Company entered into a new Convertible Preferred Note dated September 24, 2024 in the original principal amount of up to Two Million Dollars ($2,000,000) with Blue Perception (the “Blue Perception Note”). The Blue Perception Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates a Business Combination, (ii) the date of the liquidation of the Company and (iii) December 31, 2024. Concurrent with the closing of the Business Combination, any amounts outstanding under the Blue Capital Note (or any portion thereof) will automatically convert into Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Shares”) at a conversion price equal to $1.00 per share, and RCF VII Sponsor LLC (the “Former Sponsor”) will forfeit an equal number of Class A Shares that it owns pursuant to the terms of the Securities Purchase Agreement. Additionally, from the closing of the Business Combination until the date that is eighteen (18) months after such closing, Blue Perception has the right to purchase from Perception Capital Partners IV LLC up to 377,812.5 Class A Shares, at a per share price of $1.20 per Class A Share.

Under the Blue Perception Note, Blue Perception will fund each of the following amounts to the Company no later than the date set forth below:

a.	Before the date of the Blue Perception Note, the Company received $1,275,739 in connection with the Blue Capital Note;

b.	$50,000 on September 30, 2024;

c.	$50,000 on October 15, 2024;

d.	$312,130 on October 31, 2024;

e.	$312,130 on November 29, 2024, provided, however, that the maximum amount of drawdowns outstanding under this Note may not exceed Two Million Dollars ($2,000,000) (such amount, the “Maximum Amount”).

If immediately prior to the closing of the Business Combination, the Maximum Amount has not yet been paid to the Company, Blue Perception shall have the right to pay any remaining amounts to the Company before the closing of the Business Combination.

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

On June 12, 2024, the Company, Blue Gold Limited, a Cayman Islands company limited by shares and wholly owned subsidiary of the Company (“Perception Merger Sub”), and BGHL, entered into that certain Second Amended and Restated Business Combination Agreement (the “Second Amended BCA”) to, among other things, restructure the transaction as follows: (i) Perception Merger Sub shall form a wholly owned subsidiary (the “Blue Merger Sub”) for the purposes of effecting the Blue Merger, (ii) the Company shall merge with and into Perception Merger Sub, a wholly owned subsidiary of the Company with Perception Merger Sub (following such merger, the “New Perception”) being the surviving entity (the “Perception Reorganization”), (iii) BGHL will form or acquire a new Cayman Islands entity (“NewCo”) and cause the contribution of all of the issued and outstanding shares of BGHL to NewCo, (iv) NewCo shall merge with and into the Blue Merger Sub, following which the separate corporate existence of NewCo shall cease and (v) at the Blue Merger Effective Time, Blue Merger Sub shall continue as the surviving entity and wholly owned subsidiary of New Perception (“New Blue”), and to (vi) make changes to certain representations and conditions to the Closing to match the revised structure.

On November 7, 2024, the parties entered into Amendment No. 1 to the Second Amended BCA (“Amendment No. 1”) to, among other things (i) change the structure of the Blue Merger such that Blue Merger Sub shall be merged with and into NewCo with NewCo as the surviving entity of the Blue Merger, (ii) amend the definition of Material Adverse Effect to exempt the impact of any Perception share redemptions and delisting from the NYSE from the definition, and (iii) to amend the date that constitutes the Outside Date from November 5, 2025 to January 31, 2025.

On September 6, 2024 the Company approved and entered into two material agreements:

Warrant Exchange Agreement

On September 6, 2024 the Company entered into a Warrant Exchange Agreement by and between the Company and its managing sponsor, Perception Capital Partners IV (the “Managing Sponsor”) pursuant to which the Managing Sponsor agreed to exchange its 9,067,500 private placement warrants for an aggregate of 755,625 Class A Ordinary Shares (the “Exchange Shares”). This equates to a conversion ratio of one Class A ordinary share for each 12 Private Warrants. The Exchange Shares shall rank pari passu with the existing Ordinary Shares, other than that the Exchange Shares shall not confer on the holder thereof (i) any right to receive funds from the Trust Account (as such term is defined in the Company’s articles of association), or (ii) any right to vote on a resolution to approve a Business Combination (as such term is defined in the Company’s articles of association). The Exchange Shares will be restricted securities under the Securities Act of 1933, as amended.

Preferred Stock Purchase Agreement

On September 6, 2024 the Company entered into a Preferred Stock Purchase Agreement in which the Company agreed to sell to BCMP Services Limited an aggregate of 609,250 preference shares in two tranches for aggregate consideration of $700,000. The Preference Shares shall have no entitlement to the assets of the Trust Account, whether by way of interim distribution or as a distribution in respect of the winding of the Company or otherwise. The Preference Shares shall carry no right to vote on any resolution to approve a Business Combination. Each Preference Share shall automatically convert into 20 Class A Ordinary Shares on the date that is 61 days after completion of the Company’s initial Business Combination.

Note 8 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these financial statements and other than as noted below, no subsequent events required adjustment or disclosure.

On November 7, 2024, the Company entered into Amendment No. 1 to the Second Amended BCA (“Amendment No. 1”) to, among other things (i) change the structure of the Blue Merger such that Blue Merger Sub shall be merged with and into NewCo with NewCo as the surviving entity of the Blue Merger, (ii) amend the definition of Material Adverse Effect to exempt the impact of any Perception share redemptions and delisting from the NYSE from the definition, and (iii) to amend the date that constitutes the Outside Date from November 5, 2025 to January 31, 2025.

On November 15, 2024, the Company received a letter from the NYSE stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Ordinary Shares, Units and Warrants (collectively, the “Securities”) pursuant to Sections 802.01B and 102.06(e) of the NYSE’s Listed Company Manual because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. Trading in the Securities has been suspended.

As indicated in the letter, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is made within 10 business days of the date of the letter. The Company does not intend to make such a request. The NYSE will apply to the Securities and Exchange Commission to delist the Company’s Securities upon completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision.

Effective November 18, 2024, the Ordinary Shares, Units and Warrants will trade in the over-the-counter market under the symbols “RCFAF,” “RCFUF” and “RCFWF,” respectively.

On November 13, 2024, at an Extraordinary General Meeting (the “Second Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from November 15, 2024 to November 15, 2025 on a month to month basis provided that the Company make a payment into the Trust Account established in connection with the Company’s IPO equal to $5,000 per month for each month extended. This proposal was approved.

In connection with the extensions amendment proposal voted on at the Second Meeting, shareholders holding an aggregate of 4,444,744 Class A ordinary shares exercised their right to redeem their shares for approximately $11.66 per share, for an aggregate redemption amount of $51,847,295 of the funds held in the Company’s Trust Account.

On November 15, 2024 and December 13, 2024, a deposit of $5,000 was made into the Trust Account to extend the deadline by which an initial business combination must be completed from November 15, 2024 to December 15, 2024 and from December 15, 2024 to January 15, 2025.

As of the date of this Quarterly Report and subsequent to September 30, 2024, pursuant to the Preferred Stock Purchase Agreement, the Company has sold to BCMP Services Limited an aggregate of 135,266 preference shares for consideration of $155,415.

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

As indicated in the accompanying financial statements, as of September 30, 2024, we had $54,932 held outside the Trust Account that is available to us to fund our working capital requirements and $55,374,143 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in the Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, if any, the funds held in the Trust Account would not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by January 15, 2025, subject to applicable law, (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by January 15, 2025 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

If we are unable to complete our initial business combination within the extended date from the closing of the Public Offering, or January 15, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Results of Operations

For the three months ended September 30, 2024, we had net income of $662,463. The net income was comprised of other income, net, of $1,159,596 offset by general and administrative expenses of $497,133. Other income, net was comprised of change in fair value of derivative liability of $163,906, interest expense – debt discount of $16,432, gain on warrant liability of $323,387, and interest earned in the Trust Account of $688,735.

For the nine months ended September 30, 2024, we had net income of $465,211. The net income was comprised of other income, net, of $2,045,275 offset by general and administrative expenses of $1,580,064. Other income, net was comprised of change in fair value of derivative liability of $122,297, interest expense – debt discount of $115,024, loss on warrant liability of $3,733 and interest earned in the Trust Account of $2,041,735.

For the three months ended September 30, 2023, we had net income of $2,737,046, and a loss from operations of $222,638, which was comprised of general and administrative expenses, and other income, net, of $2,959,684. Other income was comprised of interest earned in the Trust Account of $1,799,684 and a change in fair value of the warrant liability of $1,160,000.

For the nine months ended September 30, 2023, we had net income of $2,480,758, and a loss from operations of $4,052,795, which was comprised of general and administrative expenses, and other income of $6,533,533. Other income was comprised of interest earned in the Trust Account of $6,533,553.

Our only activities from inception to September 30, 2024, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through September 30, 2024, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

On November 13, 2024, at an Extraordinary General Meeting (the “Second Meeting”), shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Memorandum”) extending the deadline by which the Company must consummate an initial business combination from November 15, 2024 to November 15, 2025 on a month to month basis provided that the Company make a payment into the Trust Account established in connection with the Company’s IPO equal to $5,000 per month for each month extended. This proposal was approved.

In connection with the extensions amendment proposal voted on at the Second Meeting, shareholders holding an aggregate of 4,444,744 Class A ordinary shares exercised their right to redeem their shares for approximately $11.66 per share, for an aggregate redemption amount of $51,847,295 of the funds held in the Company’s Trust Account.

As of September 30, 2024, we have available to us $54,932 of cash on our balance sheet and a working capital deficit of $1,923,409. We will use the available cash primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, prior to November 6, 2023, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On November 6, 2023, as required by the SPA, the Company entered into an Omnibus Termination and Release Agreement with the Original Sponsor (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company terminated the Sponsor Convertible Note in connection with the Closing of the transactions contemplated by the SPA. In connection with the termination of the Sponsor Convertible Note, the Original Sponsor agreed to cancel and waive all indebtedness under the Sponsor Convertible Note.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2024, will not be sufficient to allow us to operate until January 15, 2025, the extended date at which we must complete a Business Combination. If we are unable to complete a Business Combination by January 15, 2025, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that if the Company will be unable to complete a Business Combination by January 15, 2025, the extended date of which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by January 15, 2025, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2025.

As of September 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. As of September 30, 2024 and December 31, 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B ordinary share issued and outstanding.

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

Commitments and Contractual Obligations

At September 30, 2024, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. For the three and nine months ended September 30, 2024 and 2023, the Company has incurred $0, $30,000 and $90,000, respectively, in these fees.

Pursuant to the Termination Agreement, the Company terminated the Administrative Services Agreement, dated November 9, 2021, in connection with the Closing of the transactions contemplated by the SPA. The Original Sponsor forgave and discharged all outstanding fees owed, or $237,000, under the Administrative Services Agreement.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the underwriters will be entitled to a Deferred Underwriting Commission of 3.5% or $8,050,000 of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement. The Deferred Underwriting Commissions was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions and accounting for the extinguishment of liabilities.

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

Additionally, the Company’s management determined it should restate its previously reported financial statements for the periods ended December 31, 2023 and March 31, 2024. The Company identified that the liability for deferred underwriting commissions should have been extinguished in during the quarter ended December 31, 2023. As a result, the Company did not adhere to ASC 405 guidance. Due to this error, deferred underwriting commissions was overstated and accumulated deficit and net income was understated. The impact of the error affects the financial statements for the year ended December 31, 2023 and three months ended March 31, 2024.

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

PERCEPTION CAPITAL CORP IV.

Date: December 17, 2024		/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: December 17, 2024		/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)