Form 10-K
period 2024-12-31
Perception Capital Corp. IV
filed 2025-03-28
CIK 1870143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant
Class A ordinary shares, par value $0.0001 per share
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share

(Title of Class)

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

The aggregate market value of the registrant’s Class A ordinary shares outstanding at June 30, 2024, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on the New York Stock Exchange, was $54.1 million.

As of March 27, 2025, the Registrant had 6,838,552 Class A ordinary shares, $0.0001 issued and outstanding, including 6,505,624 Non-Redeemable Class A ordinary shares issued and outstanding, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

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

ii

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this form, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination, even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	We may not be able to complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive, advisors and their affiliates may elect to purchase shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until April 15, 2025 (or until as late as November 15, 2025), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form.

iii

PART I

References in this report to “we,” “us” or the “Company” refer to Perception Capital Corp. IV formerly known as RCF Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perception Capital Partners IV LLC, a Cayman Islands exempted company. References to our “initial shareholders” refer to the holders of our non-redeemable Class A ordinary shares and our one Class B ordinary shares (collectively, the “Founder Shares”).

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

Recent Developments

Extensions of Deadline for Completing Business Combination

On May 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved several proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to (i) extend the date (the “Extension”) by which the Company must consummate a Business Combination from May 15, 2023 to May 15, 2024 (the “Extended Date”), (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement, (iii) eliminate from the Charter the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s Business Combination, and (iv) provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share to convert into Class A Ordinary Shares on a one-for-one basis prior to the closing of Business Combination at the election of the holder. Following the Extraordinary General Meeting, the holders of the Class B Ordinary Shares, totaling 5,750,000 Class B Ordinary Shares, elected to convert 5,749,999 Class B Ordinary Shares held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B Ordinary Share issued and outstanding.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter as amended in November 2024 provides that we will have until as late as November 15, 2025 to complete our initial business combination provided that, for each one month extension a $5,000 deposit is made into the Trust Account. As of the date of this Annual Report, the deadline has been extended to April 15, 2025. If we do not extend such date with the approval of shareholders or are unable to complete our initial business combination by such deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 15, 2025 or such earlier date if the requisite deposit into the Trust Account is not made.

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

Our initial shareholders owned 20% of our issued and outstanding ordinary shares immediately following the completion of the Public Offering. As a result of redemptions of Class A ordinary shares in connection with our extensions, these shares represent 95% of our issued and outstanding ordinary shares as of December 31, 2024. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, the business combination could be approved even if none of the Class A Ordinary Shares sold in the Public Offering were voted in favor of the initial business combination.

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

We have identified a material weaknesses that have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.

Management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, the Company’s management has concluded that our control around the accounting for its complex financial instrument related to its convertible sponsor notes was not effective. This material weakness resulted in material correction of the Company’s financial statements for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

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

We may not be able to complete the Business Combination by November 15, 2025 in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete the Business Combination by November 15, 2025. Our ability to complete the Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, without limitation, as a result of terrorist attacks, natural disasters or a significant outbreak of other infection diseases. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infection diseases) may negatively impact businesses including the target of our Business Combination. If we have not completed the Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In such case, our public shareholders may only receive a pro rata share of the trust account balance, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.58 per share on the redemption of their shares.

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

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until April 15, 2025, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We cannot assure you that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made).

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, as of December 31, 2024 our public shareholders may only receive an estimated $11.58 per share, or possibly less if funds are withheld in accordance with the trust agreement to pay our dissolution expenses, on our redemption of our public shares, and our warrants will expire worthless.

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

As of December 31, 2024, we had cash of $43,499 and a working capital deficit of $2,341,218. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent the completion of the Business Combination by November 15, 2025, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate the Business Combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made), our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we are unable to consummate the Business Combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 15, 2025 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our initial shareholders own approximately 95% of our issued and outstanding ordinary shares as of December 31, 2024. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holders of the Class B ordinary shares will have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete the Business Combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We have been advised by Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants listed on NYSE under the symbols “RCFA.U”, “RCFA” and “RCFA WS”, respectively.

Holders

As of December 31, 2024, there was one holder of record of our Units, 10 holders of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer to Perception Capital Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to RCF VII Sponsor LLC and “New Sponsor” refer to Perception Capital Partners IV LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying financial statements, as of December 31, 2024, we had $43,499 held outside the Trust Account that is available to us to fund our working capital requirements and $3,954,190 held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

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

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in the Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, if any, the funds held in the Trust Account would not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by April 15, 2025, subject to applicable law, (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by April 15, 2025 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

If we are unable to complete our initial business combination within the extended date from the closing of the Public Offering, or April 15, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Results of Operations

For the year ended December 31, 2024, we had net income of $702,959. The net income was comprised of other income, net, of $2,840,832 offset by general and administrative expenses of $2,137,873. Other income, net was comprised of interest earned in the Trust Account of $2,409,077, change in fair value of derivative liability of $122,297 and gain on warrant liability of $424,482, offset by interest expense – debt discount of $115,024.

For the year ended December 31, 2023, we had net income of $5,147,347, and a loss from operations of $4,565,129, which was comprised of general and administrative expenses, and n income, net of $9,712,476. Other income, net was comprised of interest earned in the Trust Account of $8,128,147, forgiveness of debt of $720,077, gain on warrant liability of $461,680, other income attributable to derecognition of deferred underwriting fee allocated to warrants of $409,845 and change in fair value of derivative liability of $9,159 offset by interest expense – debt discount of $16,432, , and.

Our only activities from inception to December 31, 2024, have been organizational activities and preparation for our public offering, and activities related to pursuing merger opportunities. Since the consummation of our Public Offering through December 31, 2024, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of December 31, 2024, we had available to us $43,499 of cash on our balance sheet and a working capital deficit of $2,341,218. We will use the available cash primarily to complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2024, will not be sufficient to allow us to operate until April15, 2025, the extended date at which we must complete a Business Combination (unless further extended to as late as November 15, 2025). If we are unable to complete a Business Combination by April 15, 2025, (or up to November 15, 2025 if further extended) then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” no assurances can be provided that such additional capital will ultimately be available if necessary. Management also has determined that if the Company will be unable to complete a Business Combination by April 15, 2025, the extended date of which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by April 15, 2025, then the Company will cease all operations except for the purpose of liquidating. Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, which the Sponsor is not obligated to advance, and the date for mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 15, 2025.

As of December 31, 2024, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. As of December 31, 2024 and 2023, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, and one Class B ordinary share issued and outstanding.

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

Blue Perception Note

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

Subsequent to the Company receiving $1,275,739, an additional $53,100 was received under the Blue Perception Note as of December 31, 2024. As of December 31, 2024, $1,328,839 was outstanding under the Blue Perception Note.

If immediately prior to the closing of the Business Combination, the Maximum Amount has not yet been paid to the Company, Blue Perception shall have the right to pay any remaining amounts to the Company before the closing of the Business Combination.

Commitments and Contractual Obligations

At December 31, 2024, we did not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities.

Service and Administrative Fees

We agreed, commencing on November 10, 2021, to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. For the year ended December 31, 2024 and 2023, the Company has incurred $0 and $237,000 of these fees, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting in connection with accounting for complex financial reporting transactions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial reporting transactions was not effectively designed or maintained. This material weakness resulted in the immaterial corrections of the Company’s balance sheet as of December 31, 2022 and its interim financial statements for the quarters ended March 31, 2023, September 30, 2022, and June 30, 2022. Additionally, the Company’s management has concluded that our control around the accounting for its complex financial instrument related to its convertible sponsor notes was not effective. This material weakness resulted in material correction of the Company’s financial statements for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
R. Rudolph Reinfrank	69	Independent Director
Thomas J. Abood	60	Independent Director
Scott Honour	58	Chairman
Rick Gaenzle	59	Director and CEO
Karrie Willis	52	Independent Director
John Stanfield	43	Chief Financial Officer

R. Rudolph Reinfrank serves on our Board of Directors since November 2023. Mr. Reinfrank is the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm which acts as an investor, board member and strategic advisor to growth companies and companies in transition. Prior to founding Riverford, Mr. Reinfrank was a co-founder and a Managing General Partner of Clarity Partners L.P., an $800 million private equity firm focused on media and communications, and a co-founder of Clarity China, L.P., a $220 million private equity partnership with investments in Greater China. Prior to joining Clarity, he was a co-founder and a Managing General Partner of Rader Reinfrank & Co., a private equity fund. His prior experience includes roles as an executive, investor, and advisor across a wide range of industries for the Roy E. Disney and Marvin Davis families. Mr. Reinfrank is a member of the board of directors of MidCap Financial Investment Corp. (formerly Apollo Investment Corporation), a registered investment company and publicly-traded financial services company. Mr. Reinfrank is also a member of the board of directors of Perception Capital Corp. II, Mount Logan Capital, a publicly traded Canadian based asset manager. Until December 2022, Mr. Reinfrank was a Senior Advisor to Grafine Partners and an Operating Partner of Nile Capital Group, both private asset management firms. Until 2021, Mr. Reinfrank was a Senior Advisor to BC Partners, a private equity and credit firm. Until November 2018, Mr. Reinfrank was a member of the board of directors of Kayne Anderson Acquisition Corp., and chairman of its audit committee and a member of its compensation committee. Mr. Reinfrank earned a B.A. from Stanford University and an M.B.A. from the UCLA Graduate School of Management.

Thomas J. Abood serves on our Board of Directors since November 2023. From September 2019 to September 2022, Mr. Abood was CEO and a director of EVO, a national trucking firm serving the USPS and other freight customers. Currently, he sits on the board of directors of Nelson Worldwide Holdings, a national architecture, engineering and interior design firm and SBH Funds, a mutual fund complex sponsored by Segall Bryant and Hamill. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. From 1988 to 1994, Mr. Abood was an associate with the law firm of Skadden Arps. Mr. Abood is past Chair of the Archdiocesan Finance Council and Corporate Board of the Archdiocese of St. Paul and Minneapolis, past Chair of the board of directors and executive committee member of Citation Jet Pilots, Inc. owner pilot association, past Chair of the Board and director of MacPhail Center for Music, past Chair of the Board and governor of the University of St. Thomas School of Law, past Chair of the Board and director of the Minnesota Children’s Museum and past President and Governor of The Minikahda Club. Mr. Abood received his J.D. from Georgetown University Law Center, cum laude and his B.B.A. from the University of Notre Dame, magna cum laude.

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

Director Independence

We utilize the NYSE listing standards to determine whether our members of the board of directors be independent. Our Board of Directors has determined that R. Rudolph Reinfrank, Thomas Abood and Karrie Willis are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

We have established an audit committee of our Board of Directors. R. Rudolph Reinfrank, Thomas Abood, and Karrie Willis serve as members of our audit committee and Ms. Willis serves as the chair of the audit committee. Each member of the audit committee is independent under the NYSE listing standards and applicable SEC rules. Additionally, each member of the audit committee is financially literate and R. Rudolph Reinfrank qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee Interlocks and Insider Participation

To the Company’s knowledge, none of the officers currently serves, and in the past year has not served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 27, 2025, 2025, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 6,838,553 Ordinary Shares issued and outstanding, including 6,838,552 Class A Ordinary Shares and one Class B Ordinary Share. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Directors and Officers(1)
Scott Honour	—	—
Rick Gaenzle	—	—
R. Rudolph Reinfrank	—	—
Thomas J. Abood	—	—
Karrie Willis	—	—
Tao Tan	—	—
John Stanfield	—	—
All officers and directors as a group (7 individuals)	—	—%
Holders of more than 5% of our outstanding ordinary shares
RCF VII Sponsor LLC(2)(3)	3,893,125	56.9%
Perception Capital Partners IV LLC(2)	2,429,375	35.5%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 3109 W. 50th Street, #207, Minneapolis, MN 55410.

(2)	Interests shown consist solely of Founder Shares.

(3)	RCF VII Sponsor LLC, a Delaware entity and our former sponsor, is the record holder of such shares. Resource Capital Fund VII L.P. (“RCF VII LP”) is the sole managing member of our Sponsor. Resource Capital Associates VII L.P. is the General Partner of RCF VII LP, and RCFM GP L.L.C. is the General Partner of Resource Capital Associates VII L.P. James McClements is the managing member of RCFM GP L.L.C. The address of this shareholder is 1400 Wewatta Street, Suite 850 Denver, Colorado 80202.

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

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that:

●	only holders of Founder Shares will have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination;

●	the Founder Shares are subject to certain transfer restrictions;

●	the Founder Shares are entitled to registration rights;

●	our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made) and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the requisite deposits into the Trust Account are made), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate a total of $10,000 per month, commencing on the effective date of the Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. We incurred $237,000 in these fees for the period from the effective date of our Public Offering through December 31, 2024, respectively. In connection with the Termination Agreement, this agreement was terminated.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

 The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were $147,680 and $98,800, respectively, for the services Withum performed. These services related more specifically to Quarterly reviews and the 2023 10-K audit.

Audit-Related Fees. During the years ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the years ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were $41,080 and $0, respectively, for the services Withum performed. These services related more specifically to Form F-4 reviews.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perception Capital Corp IV.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perception Capital Corp IV. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in redeemable class A ordinary shares and shareholders’ deficit, and cash flows for the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs or complete a business combination by April 15, 2025, then the Company will cease all operations except for the purpose of liquidating. Both the liquidity condition and mandatory redemption raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 27, 2025

PCAOB Number 100

PERCEPTION CAPITAL CORP IV.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$43,499	$222,581
Prepaid expenses	28,500	407,235
Total current assets	71,999	629,816

Cash held in Trust Account	3,954,190	52,977,929
Total Assets	$4,026,189	$53,607,745

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,084,378	$118,682
Convertible senior secured promissory note	1,328,839	1,000,000
Derivative liability	—	7,273
Total current liabilities	2,413,217	1,125,955

Non-current liabilities
Warrant liabilities	282,650	1,162,320
Total non-current liabilities	282,650	1,162,320
Total Liabilities	2,695,867	2,288,275

COMMITMENTS AND CONTINGENCIES (NOTE 7)
CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption, $0.0001 par value; 332,928 and 4,777,672 shares issued and outstanding subject to possible redemption, at approximately $11.58 and $11.07 redemption value at December 31, 2024 and 2023, respectively	3,854,190	52,877,929

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 609,250 issued and outstanding and none issued or outstanding at December 31, 2024 and 2023, respectively	60	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 6,505,624 and 5,749,999 shares issued and outstanding, at December 31, 2024 and 2023, respectively (excluding shares subject to redemption)	650	575
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; one share issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	1,789,280	3,457,783
Accumulated deficit	(4,313,858)	(5,016,817)
Total Shareholders’ Deficit	(2,523,868)	(1,558,459)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$4,026,189	$53,607,745

The accompanying notes are an integral part of these consolidated financial statements

PERCEPTION CAPITAL CORP IV.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

EXPENSES
General and administrative expenses	$2,137,873	$4,565,129
Loss from operations	(2,137,873)	(4,565,129)

OTHER INCOME
Forgiveness of debt	—	720,077
Gain attributable to derecognition of deferred underwriting fee allocated to warrants	—	409,845
Change in fair value of warrant liability	424,482	461,680
Change in fair value of derivative liability	122,297	9,159
Interest expense – debt discount	(115,024)	(16,432)
Interest earned in Trust Account	2,409,077	8,128,147
Total other income, net	2,840,832	9,712,476

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$702,959	$5,147,347

WEIGHTED AVERAGE SHARES OUTSTANDING OF REDEEMABLE ORDINARY SHARES, BASIC AND DILUTED	4,243,331	16,459,493
BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE ORDINARY SHARES	$0.46	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, BASIC	5,991,552	5,750,000
BASIC NET LOSS PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.21)	$(0.23)
WEIGHTED AVERAGE SHARES OUTSTANDING OF NON-REDEEMABLE ORDINARY SHARES, DILUTED	6,148,938	5,750,000
DILUTED NET LOSS PER SHARE, NON-REDEEMABLE ORDINARY SHARES	$(0.20)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements

PERCEPTION CAPITAL CORP IV.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A ORDINARY SHARES AND

SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

			Shareholders’ Deficit
	Redeemable Class A		Preference	Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares	Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2023	4,777,672	$52,877,929	$—	5,749,999	$575	1	$—	$3,457,783	$(5,016,817)	$(1,558,459)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	2,823,556	—	—	—	—	—	(2,823,556)	—	(2,823,556)
Conversion of Private Warrants to Class A ordinary shares	—	—	—	755,625	75	—	—	455,113	—	455,188
Issuance of Preference Shares	—	—	60	—	—	—	—	699,940	—	700,000
Redemption of Redeemable Class A Ordinary Shares	(4,444,744)	(51,847,295)
Net income	—	—	—	—	—	—	—		702,959	702,959
Balance, December 31, 2024	332,928	$3,854,190	$60	6,505,624	$650	1	$—	$1,789,280	$(4,313,858)	$(2,523,868)

FOR THE YEAR ENDED DECEMBER 31, 2023

			Shareholders’ Deficit
	Redeemable Class A		Class A Ordinary		Class B Ordinary		Additional		Total
	Ordinary Shares		Shares		Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	23,000,000	$237,941,214	—	$—	5,750,000	$575	$—	$(9,906,251)	$(9,905,676)
Remeasurement of Redeemable Class A ordinary shares subject to possible redemption	—	10,337,286	—	—	—	—	(2,439,217)	(257,913)	(2,697,130)
Redemption of Redeemable Class A ordinary shares	(18,222,328)	(195,400,571)	—	—	—	—	—	—	—
Capital Contribution – Sponsor	—	—	—	—	—	—	5,897,000	—	5,897,000
Conversion of Non-Redeemable Class B ordinary shares to Non-Redeemable Class A ordinary shares	—	—	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	—	—	5,147,347	5,147,347
Balance, December 31, 2023	4,777,672	$52,877,929	5,749,999	$575	1	$—	$3,457,783	$(5,016,817)	$(1,558,459)

The accompanying notes are an integral part of these consolidated financial statements

PERCEPTION CAPITAL CORP IV.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$702,959	$5,147,347
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(424,482)	(461,680)
Change in fair value of derivative liability	(122,297)	(9,159)
Gain attributable to derecognition of deferred underwriting fee allocated to warrants	—	(409,845)
Forgiveness of debt	—	(720,077)
Interest expense – debt discount	115,024	16,432
Interest earned in Trust Account	(2,409,077)	(8,128,147)
Changes in operating assets and liabilities:
Prepaid expenses	378,735	(138,867)
Accounts payable and accrued expenses	965,696	534,440
Net cash flows used in operating activities	(793,442)	(4,169,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(414,479)	(2,209,139)
Cash withdrawn from Trust Account in connection with redemption	51,847,295	195,400,571
Net cash flows provided by investing activities	51,432,816	193,191,432

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor convertible note	—	5,560,000
Proceeds from promissory note	328,839	1,000,000
Preferred Stock Purchase Agreement	700,000	—
Redemption of shares	(51,847,295)	(195,400,571)
Net cash flows used in financing activities	(50,818,456)	(188,840,571)

NET CHANGE IN CASH	(179,082)	181,305
CASH, BEGINNING OF YEAR	222,581	41,276
CASH, END OF YEAR	$43,499	$222,581
Supplemental disclosure of noncash activities:
Change in value of Class A subject to possible redemption	$2,823,556	$10,337,286
Conversion of Private Warrants to Class A ordinary shares	$455,188	$—
Capital Contribution - former Sponsor	$—	$5,897,000
Derecognition of deferred underwriting fee, net of amount recognized as a gain	$—	$(7,640,155)
Conversion of Founder Shares	$—	$(575)

The accompanying notes are an integral part of these consolidated financial statements

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective November 18, 2024, the Ordinary Shares, Units and Warrants began trading in the over-the-counter market under the symbols “RCFAF,” “RCFUF” and “RCFWF,” respectively.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Public Offering”), redemptions and activities related to pursuing merger opportunities and closing on its initial Business Combination (Note 7). The Company will not generate operating revenues prior to the completion of a Business Combination and generates non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering and extension payments as defined under Trust Account in Note 1.

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Of the $241,700,000 total proceeds from the Public Offering and Private Placement, $234,600,000 was deposited into the Trust Account on the Closing Date. The funds in the Trust Account was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”). Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes and redemptions of public shares.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 15, 2024, December 13, 2024, January 15, 2025, February 10, 2025 and March 17, 2025, a deposit of $5,000 was made into the Trust Account to extend the deadline by which an initial business combination must be completed from November 15, 2024 to December 15, 2024, from December 15, 2024 to January 15, 2025, from January 15, 2025 to February 15, 2025, from February 15, 2025 to March 15, 2025 and from March 15, 2025 to April 15, 2025.

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

The Initial Shareholders (as defined in Note 4 below) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4 below) if the Company fails to complete a Business Combination by April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account). However, if the Initial Shareholders acquire public shares after the Closing Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination by April 15, 2025.

If the Company fails to complete a Business Combination, the redemption of the Company’s public shares will reduce the book value of the shares held by the Sponsor, who will be the only remaining shareholder after such redemptions. If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the consolidated balance sheets, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

The funds held in the Trust Account will not be released until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination by April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination by April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $43,499 in its operating bank accounts, $3,954,190 in cash held in the Trust Account (Note 2) to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,341,218.

Until the consummation of a business combination, the Company will be using the funds held outside of the Trust Account primarily to complete a Business Combination.

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024, will not be sufficient to allow the Company to operate until April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account), the extended date at which the Company must complete a Business Combination. If the Company is unable to complete a Business Combination by April 15, 2025, then the Company will cease all operations except for the purpose of liquidating.

If the Company completes the initial business combination, the Company will repay any loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor Convertible Note, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. In the event that the Company does not consummate a Business Combination on or before April 15, 2025 (or such earlier date as determined by the board of Directors and included in a public announcement). Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern due to the need to obtain additional capital from the Sponsor to address the Company’s liquidity condition, the date for mandatory liquidation and subsequent dissolution. The Sponsor is not obligated to advance additional capital. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 15, 2025.

Risks and Uncertainties

The length and impact of the ongoing military conflict between Russia and Ukraine and the most recent escalation of ongoing conflict in the Middle East are highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result, these could have a negative effect domestically and internationally and the impact of these conflicts are not determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Blue Gold Limited. There has been no intercompany activity since inception.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, valuation of the warrant liability and the derivative liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash Held in Trust Account

On November 21, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. As of December 31, 2024 and 2023, the funds in the Trust Account were maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to November 21, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for the warrants and redeemable shares.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants   (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as warrant liability on the accompanying consolidated balance sheets and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the consolidated statements of operations in the period of change.

Convertible Senior Secured Promissory Note

The Company evaluated the Convertible Senior Secured Promissory Note (“Blue Capital Note”) in accordance with ASC 815-15, “Derivatives and Hedging” and concluded that with the exception of the Private Placement Warrants feature for which the fair value of the embedded derivative feature was bifurcated, the remaining debt proceeds received have been allocated to the debt host at Par (i.e., recorded at proceeds received). Pursuant to ASC 470, the Company recorded the fair value of the embedded derivative feature on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations. The Blue Capital Note and the corresponding embedded derivative feature was recorded as convertible senior secured promissory note and derivative liability, respectively, on the accompanying consolidated balance sheets.

Due to the Cancellation Agreement entered into on September 26, 2024, the derivative liability in connection with the Blue Capital Note was terminated. See Note 7.

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in retained earnings.

At December 31, 2024 and 2023 the Redeemable Class A Ordinary Shares reflected in the consolidated balance sheets is reconciled in the following table:

Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,941,214
Less:
Redemption of Redeemable Class A Ordinary Shares	(195,400,571)
Plus:
Waiver of Class A shares issuance costs	7,640,156
Remeasurement of carrying value to redemption value	2,697,130
Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2023	$52,877,929
Plus:
Remeasurement of carrying value to redemption value	2,823,556
Less:
Redemptions	(51,847,295)
Redeemable Class A Ordinary Shares subject to possible redemption at December 31, 2024	$3,854,190

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 or 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

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

The Company’s Founder Shares transferred to incoming directors and management (see Note 3) were deemed to be within the scope of ASC 718, “Stock Compensation”, and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended December 31, 2024 and 2023. The unrecognized compensation expense related to the Founder Shares at December 31, 2024 was $2,612,244 and will be recorded when the performance condition occurs.

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Net (Loss) Income Per Ordinary Share

The Company’s consolidated statements of operations include a presentation of net (loss) income per share for redeemable ordinary shares in a manner similar to the two-class method in calculating net (loss) income per ordinary share. Net (loss) income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of Class A redeemable ordinary shares. Net (loss) income per non-redeemable ordinary shares, basic and diluted is computed by dividing the pro rata net income between the Class A redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-99-3A, “Distinguishing Liabilities and Equity-Overall-SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net (loss) income per ordinary share.

	For the Year Ended December 31,
	2024	2023
Redeemable Ordinary Shares
Numerator: Net loss allocable to Redeemable Ordinary Shares subject to possible redemption
Net loss allocable to ordinary shareholders	$(879,189)	$(3,846,271)
Less: Net income (loss) allocable to Non-Redeemable Ordinary Shares	2,823,556	10,337,286
Net income allocable to Redeemable Ordinary Shares subject to possible redemption	$1,944,367	$6,491,015

Denominator: Weighted Average Shares Outstanding of Redeemable Ordinary Shares
Basic and Diluted Weighted Average Shares Outstanding	4,243,331	16,459,493
Basic and Diluted net income per share	$0.46	$0.39

Non-Redeemable Ordinary Shares
Numerator: Net loss allocable to Non-Redeemable Ordinary Shares	$(1,241,408)	$(1,343,666)

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Basic Weighted Average Shares Outstanding	5,991,552	5,750,000
Basic net income per share	$(0.21)	$(0.23)

Non-Redeemable Ordinary Shares
Numerator: Net loss allocable to Non-Redeemable Ordinary Shares	$(1,254,723)	$(1,343,666

Denominator: Weighted Average Shares Outstanding of Non-Redeemable Ordinary Shares
Diluted Weighted Average Shares Outstanding	6,148,938	5,750,000
Diluted net income per share	$(0.20)	$(0.23)

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the year ended December 31, 2024 and 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares.

A reconciliation of net (loss) income per ordinary share as adjusted for the portion of net (loss) income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31,
	2024	2023
Net income	$702,959	$5,147,347
Less: Accretion of temporary equity to redemption value	(2,823,556)	(10,337,286)
Net loss including accretion of temporary equity to redemption value	$(2,120,597)	$(5,189,939)

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

As of the Closing Date, the Initial Shareholders held 5,750,000 Founder Shares.

The Founder Shares are identical to the Class A Ordinary Shares sold in the Public Offering except that:

●	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

●	the Founder Shares are entitled to registration rights;

●	only holders of Class B ordinary shares will have the right to vote in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two-thirds of the votes of all ordinary shares);

●	the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 15, 2025 (or as late as November 15, 2025 if the Company further extends the deadline and makes the required deposit into the Trust Account), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the founder shares are automatically convertible into Class A Ordinary Shares at the time of the consummation of a Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated memorandum and articles of association.

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

 PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company does not complete a Business Combination within the extended date of April 15, 2025, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On November 6, 2023, the Original Sponsor and New Sponsor consummated the transactions contemplated by the SPA pursuant to which, among other things, New Sponsor acquired certain of the Original Sponsor’s (i) Class A Ordinary Shares and (ii) Private Placement Warrants, subject to the terms and conditions described in the SPA.

On September 6, 2024, the Company entered into a Warrant Exchange Agreement by and between the Company and New Sponsor pursuant to which the New Sponsor agreed to exchange its 9,067,500 private placement warrants for an aggregate of 755,625 Class A Ordinary Shares (the “Exchange Shares”). This equates to a conversion ratio of one Class A ordinary share for each 12 Private Warrants. The Exchange Shares shall rank pari passu with the existing Ordinary Shares, other than that the Exchange Shares shall not confer on the holder thereof (i) any right to receive funds from the Trust, or (ii) any right to vote on a resolution to approve a Business Combination (as such term is defined in the Company’s articles of association). The Exchange Shares will be restricted securities under the Securities Act of 1933, as amended. As of December 31, 2024, there were 2,632,500 Private Placement Warrants outstanding.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, the Company had $0 in total outstanding borrowings under the Sponsor Convertible Note.

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

As of December 31, 2024 and 2023, the Company had $0 in total outstanding borrowings under the Extension Convertible Promissory Note.

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

For the year ended December 31, 2024 no services and administrative fees were incurred.

Note 4 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On September 6, 2024, the Company entered into a Preferred Stock Purchase Agreement in which the Company agreed to sell to BCMP Services Limited an aggregate of 609,250 preference shares in two tranches for aggregate consideration of $700,000 (Note 7). As of December 31, 2024 and 2023, there were 609,250 and no shares of preference shares, respectively, issued and outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 6,838,552 and 10,527,671 shares of Class A Ordinary Shares issued and outstanding, respectively, of which 332,928 and 4,777,672 were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit on the consolidated balance sheets, respectively. As of December 31, 2024 and 2023, 6,505,624 and 5,749,999 Non-Redeemable Class A Ordinary Shares issued and outstanding, respectively, and were classified as shareholders’ deficit on the consolidated balance sheets.

 PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 9, 2023, pursuant to the terms of the Company’s Charter, as amended by the amendments to the Charter, the holders of the Class B ordinary shares, totaling 5,750,000 Class B ordinary shares, elected to convert 5,749,999 Class B ordinary share held by them on a one-for-one basis into nonredeemable Class A Ordinary Shares, with immediate effect. Following such conversion, as of December 31, 2024, the Company had an aggregate of 5,749,999 Non-Redeemable Class A Ordinary shares issued and outstanding, and one Class B ordinary share issued and outstanding. The Non-Redeemable Class A Ordinary Shares and the Class B ordinary share contain the same terms and provisions and performance condition.

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

Note 5 - Warrant Liability

As of December 31, 2024 and 2023, the Company had 14,132,500 and 23,200,000 warrants issued in the Public Offering, respectively, consisting of 11,500,000 Public Warrants and 2,632,500 and 11,700,000 Private Placement Warrants as of December 31, 2024 and 2023, respectively, which are accounted for in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s consolidated statements of operations.

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

 PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 - Fair Value Measurements

As of December 31, 2024 and 2023, assets held in the Trust Account were comprised of $3,954,190 and $52,977,929 in demand deposit account, respectively. The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2024 and 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$230,000	$—	$230,000
Private Placement Warrants-none	—	52,650	—	52,650

Total	$—	$282,650	$—	$282,650

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$576,150	$—	$576,150
Private Placement Warrants	—	586,170	—	586,170
Derivative liability	—	—	7,273	7,273

Total	$—	$1,162,320	$7,273	$1,169,593

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the changes in the fair value of the derivative liability:

Derivative liability
Fair value as of December 31, 2023	$7,273
Amortization of debt discount	115,024
Change in fair value	41,609
Termination due to Cancellation Agreement (Note 7)	(163,906)
Fair value as of December 31, 2024	$—

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares and any warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares) pursuant to a registration rights agreement to be signed on the effective date of the Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares). These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the Company receiving $1,275,739, an additional $53,100 was received under the Blue Perception Note as of December 31, 2024. As of December 31, 2024, $1,328,839 was outstanding under the Blue Perception Note.

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

PERCEPTION CAPITAL CORP IV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2024, the parties entered into Amendment No. 1 to the Second Amended BCA (“Amendment No. 1”) to, among other things (i) change the structure of the Blue Merger such that Blue Merger Sub shall be merged with and into NewCo with NewCo as the surviving entity of the Blue Merger, (ii) amend the definition of Material Adverse Effect to exempt the impact of any Perception share redemptions and delisting from the NYSE from the definition, and (iii) to amend the date that constitutes the Outside Date from November 5, 2024 to January 31, 2025. On January 8, 2025, the parties entered into Amendment No. 2 to the Second Amended BCA (“Amendment No. 2”) to make certain structural changes and to further amend the Outside Date to March 31, 2025.

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

NOTE 9 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$2,136,963	$4,565,129
Interest earned on the Trust Account	$2,409,077	$8,128,147

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 - Subsequent Events

Management evaluated subsequent events that occurred after the balance sheet date through the date of issuance of these consolidated financial statements and other than as noted below, no subsequent events required adjustment or disclosure.

On January 15, 2025, February 10, 2025 and March 17, 2025, a deposit of $5,000 was made into the Trust Account to extend the deadline by which an initial business combination must be completed from January 15, 2025 to February 15, 2025, from February 15, 2025 to March 15, 2025 and from March 15, 2025 to April 15, 2025.

On March 6, 2025, the Company held a Special Meeting of Shareholders to consider and vote on certain proposals. In connection with the proposals voted on at the meeting, the Company was required to permit holders of its ordinary shares that were sold as part of the units sold in its initial public offering the right to seek redemption of their shares. Of the 332,928 Public Shares, 307,742 Public Shares were redeemed.

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

Date: March 27, 2025	PERCEPTION CAPITAL CORP. IV

	By:	/s/ Rick Gaenzle
		Name:	Rick Gaenzle
		Title:	Chief Executive Officer

By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Scott Honour	Chairman	March 27, 2025
Scott Honour

/s/ Rick Gaenzle	Chief Executive Officer and Director	March 27, 2025
Rick Gaenzle	(Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	March 27, 2025
John Stanfield	(Principal Financial and Accounting Officer)

/s/ R. Rudolph Reinfrank	Director	March 27, 2025
R. Rudolph Reinfrank

/s/ Thomas J. Abood	Director	March 27, 2025
Thomas J. Abood

/s/ Karrie Willis	Director	March 27, 2025
Karrie Willis